Form 10-Q
period 2013-03-31
Cyto Wave Technologies Inc.
filed 2013-05-13
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________ to ________

Commission File Number: 000-54907

CYTO WAVE TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	46-0966343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Spear Street Suite 1100 San Francisco, CA 94105
(Address of principal executive offices, including Zip Code)
(415) 494-7850 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [   ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes     [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [   ] Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2012
Common stock, $0.0001 par value	3,136,316

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$733,910	$948,445
Marketable securities	177,131	-
Total current assets	911,041	948,445

Patent rights, net (Note 3)	198,632	202,008

Total assets	$1,109,673	$1,150,453

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities
of $20,000 as of March 31, 2013 and December 31, 2012	$61,255	$63,055
Total current liabilities	61,255	63,055

Total liabilities	61,255	63,055

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 3,136,316 shares as of March 31, 2013 and
3,126,316 shares as of December 31, 2012	314	313
Additional paid-in capital	1,135,962	1,126,010
Accumulated Other Comprehensive Income (Loss)	(741)	-
Accumulated deficit	(87,117)	(38,925)
Total stockholders' deficit	1,048,418	1,087,398

Total liabilities and stockholders' deficit	$1,109,673	$1,150,453

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	From Inception on August 29, 2012
	March 31, 2013	to March 31, 2013

Revenue	$-	$-

Operating Expenses
Amortization Expense	3,376	3,939
Research & Development	15,045	23,045
General and Administrative	31,514	61,876
Total Operating Expenses	49,935	88,860

Loss from Operations	(49,935)	(88,860)

Interest Income	1,743	1,743
Loss before provisions for income taxes	(48,192)	(87,117)

Provision for income taxes	-	-
Net Loss	$(48,192)	$(87,117)

Unrealized Income (Loss)	(741)	-
Comprehensive Income (Loss)	$(48,933)	$(87,117)

Loss per common share - basic and fully diluted:	$(0.02)

Weighted average number of basic and fully diluted common shares outstanding	3,132,271

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended	From Inception on August 29, 2012
	March 31, 2013	to March 31, 2013

Cash flows from operations:
Loss from continuing operations	$(48,192)	$(87,117)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	3,376	3,939
Changes in operating assets and liabilities:
Accounts payable and other accruals	(1,800)	61,255
Net cash used in operations	(46,616)	(21,923)

Investment activities:
Investment in patent rights	-	(41,255)
Investment in marketable securities	(177,872)	-
Net cash used in investment activities	(177,872)	(41,255)

Financing activities:
Share subscriptions received	9,953	974,960
Net cash provided by financing activities	9,953	974,960

Net (decrease) / increase in cash	(214,535)	911,782

Cash, beginning of period	948,445	-
Cash, end of period	$733,910	$911,782

Non-cash transactions
Issuance of common stock per licensing agreement	$-	161,316

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Financial Statements

 (Unaudited)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cyto Wave Technologies, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 29, 2012. The Company is a development stage company as defined in the Accounting Standards Codification 915, Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances, and research & development.

The Company has licensed a photoacoustic technology platform from the University of Arkansas for Medical Sciences (UAMS) that allows the detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). The Company is currently developing a clinical prototype and intends to pursue regulatory approval for commercialization in collaboration with a strategic partner.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Marketable Securities

All marketable securities are classified as available-for-sale since these instruments are readily marketable. These securities are carried at fair value, which is based on readily available market information.

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2013, $24,089 of the Company’s cash balances at a US domestic bank exceeded the FDIC’s insured limits and $436,134 of the Company’s cash balances at an offshore bank were not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Financial Statements

 (Unaudited)

Patent Rights

Patent rights are carried at cost net of accumulated amortization on a straight-line basis over their estimated remaining patent lives.  Estimated patent life is 20 years from the date on which the application for a patent was filed.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable.  The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the reported period. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the period for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue.

Start-up Cost

The Company accounts for start-up costs pursuant to the provisions of the Accounting Standard Codification 720-15. Accounting for start-up costs require all costs incurred in connection with the start-up and organization of the Company be expensed as incurred.

Research and Development Expenses

The Company expenses all of its research and development expenses in the period in which they are incurred.  At such time as the Company’s products are determined to be commercially available, the Company will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial products resulting in a change to amortization expense and impairment charges.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Financial Statements

 (Unaudited)

calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities. As a result of the initial period’s incurred loss the deferred tax asset has been fully reserved.

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ended March 31, 2013, and has an accumulated deficit of $87,117 as of March 31, 2013. The Company has relied upon raising capital through private placements to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – PATENT RIGHTS

The Company capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”).  The capitalized licensing fees of $198,632 net of amortization expenses of $3,939 as of March 31, 2013 consist of $41,255 in historic patent costs that UAMS incurred, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.  The 161,316 shares of common stock that were issued to UAMS are valued at $1 per share, equal to the pre-money valuation of our common stock funding round.  The historic patent costs of $41,255 are accounted for at cost and together with the $161,316 worth of shares of common stock issued to UAMS are capitalized as an asset as “Patent rights” on our balance sheet.  The Company is required to reimburse UAMS in accordance with the following schedule outlined in Our License:

(i)

Prior to the First Commercial Sale, the Company shall pay to UAMS Five Thousand Dollars ($5,000) within sixty (60) days of each anniversary of the Effective Date of Our License.

(ii)

After the First Commercial Sale, and continuing until all Historic Patent Costs have been reimbursed, the Company shall pay to UAMS the lesser of Ten Thousand Dollars ($10,000) or the remainder of unreimbursed Historic Patent Costs within sixty (60) days of each anniversary of the Effective Date of Our License.

The capitalized licensing fees are amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  Estimated patent life is 20 years from the date on which the application for a patent was filed.  The total accumulated amortized amount as of March 31, 2013 was $3,939.  The Company expects to amortize $13,505 in licensing fees per year in each fiscal year starting in 2013.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Financial Statements

 (Unaudited)

4 – RELATED PARTY TRANSACTIONS

Accounts payable includes $20,000 of accrued salary due to the Company’s Chief Executive Officer as of March 31, 2013.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 Common Shares and 2,000,000 Preferred Shares at a par value of $0.0001 per share.

On February 6, 2013, the Company entered into a Securities Purchase Agreement to issue 10,000 shares of its common stock in an isolated transaction with an existing and interested shareholder for aggregate proceeds of $10,000, or $1.00 per share. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

6 – CONTINGENCIES & COMMITMENTS

The Company is still obligated to pay its attorney, Frank Hariton, an additional $7,500 pursuant to the following terms: $2,500 upon the SEC confirming they have no further comments on the Form 10; $2,500 upon the Company obtaining a trading symbol and the balance upon the completion of the engagement in regards to filing the Form 10.  These contingency payments have not been recorded in the Company’s financial statements but will be expensed in the period in which they are incurred.

7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that no such events have occurred.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•

dependence on key personnel;

•

competitive factors;

•

degree of success of clinical trials and research and development programs;

•

the operation of our business; and

•

general economic conditions in the United States and Worldwide.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•

“Cyto Wave Technologies”, “the “Company,” “we,” “us,” or “our,” are to the business of Cyto Wave Technologies Inc., a Delaware corporation;

•

“SEC” are to the Securities and Exchange Commission;

•

“Securities Act” are to the Securities Act of 1933, as amended;

•

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•

“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report and the most recent Form 10.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We are a development stage medical device company. We were incorporated in Delaware on August 29, 2012 to develop and commercialize medical device technologies for the early detection, capturing and targeted destruction of cancer cells. Our current device candidate named “iV3” is derived from a patent pending technology platform. We own the exclusive, global rights to iV3 under a license agreement with the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas, that developed iV3 pursuant to a research and development program commencing in 2008 and funded with US$4.4 million to date by the National Health Institutes/National Cancer Institute, the Department of Defense (DoD), UAMS/Bioventures, and state grants.   Effective December 15, 2012, we entered into an exclusive license, that continues until the expiration of the underlying patents, with the UAMS and the University of Arkansas to further develop and commercialize our medical device technologies.  Management believes that our licensed technologies will allow the early detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs).  We are working towards designing and building prototype devices so that we can conduct clinical trials to prove the safety and efficacy of our proposed products and seek an established medical device manufacturer to partner with us on production and commercialization.

Recent Developments

On April 18, 2013, we executed a Research Agreement (“Research Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) and its employees Laura Hutchins, M.D. and Vladimir Zharov, Ph.D. to sponsor research for the development of a prototype for the photoacoustic, in vivo real-time detection of circulating melanoma cells and a clinical trial in melanoma patients (“Research Project”). Our support to UAMS for the conduct of the Research Project will consist of monetary funding in the amount of $262,750 for the performance period from April 1, 2013 through August 31, 2013, and $436,485 for the performance period of September 1, 2013 through March 31, 2014. Payment for the second performance period shall be contingent on our ability to raise sufficient funds from investors and our prior approval. UAMS will be responsible for all administrative costs including, but not limited to, institutional fees and overhead, Institutional Review Board (“IRB”) review, and any subsequent renewal fees, manuscript and abstract preparation and submission fees. UAMS will provide us with a Final Research Project Report within 3 months after the completion of the Research Project.  UAMS will grant us access to the work product of the Research Project that may include, but is not limited to, prototype testing data, design specifications, diagrams and schematics, software, and grant us the ability to review design history documentation and design plan.  UAMS will also grant us the right to demonstrate the prototype to prospective investors and commercial partners within a reasonable schedule.  Either party may terminate the Research Agreement: (1) if the other party breaches any of its obligations or provisions of the Research Agreement, provided however, that the defaulting party will be given not less than 30 days prior written notice of such default and the opportunity to cure the default during such period; (2) for any reason, with or without cause, upon 30 days prior written notice; or (3) immediately, for reasons of safety.  Upon termination of the Research Agreement, our sole obligation will be to pay UAMS a pro-rated amount for actual work performed pursuant to the Research Project.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of March 31, 2013 we had $911,041 in cash, cash equivalents and marketable securities. Management estimates that our costs for the first stage of our clinical trials will be approximately $750,000 and that our present resources should be sufficient to last us for approximately one year.  Nevertheless, we are actively seeking additional capital investment as the total course of our clinical trials over the next four to five years is estimated by management to be from $9,000,000 to $10,000,000 as a standalone company.  We cannot assure you that we will have access to the funding required for our clinical trials or that if available it will be available on terms that are not dilutive to our present shareholders.  If the funding is not available, we may have to severely curtail or cease operations. Management believes that once we obtain an OTCBB listing, which we will seek upon completion of this registration statement, we will be able to seek additional funding through a private placement.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that obtaining an OTCBB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards our clinical trials and fees under our exclusive license agreement executed between us and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012.

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended March 31, 2013.

Operating Expenses

Amortization Expenses:  Amortization expenses were $3,376 for the three months ended March 31, 2013 and are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.

Research and Development:  Research and development expenses were $15,045 for the three months ended March 31, 2013 and consisted of consulting fees incurred in connection with the prototype optimization and development, preparation of a product development plan and research agreement with UAMS, and regulatory review.

General and Administrative:  General and administrative expenses were $31,514 for the three months ended March 31, 2013 and consisted of employee salaries, legal and audit fees in connection with the Form 10 registration, and other administrative expenses.

Net Loss

We had a net loss of $48,192 for the three months ended March 31, 2013 due to prototype optimization and development, and the Form 10 registration of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company” (as defined by §229.10(f)(1)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-415(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation, we have concluded that our disclosure controls and procedures as of the end of the period covered by this Report are not adequate due to the lack of segregate duties among our limited staff.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a defendant in any legal proceeding or governmental proceeding nor are we currently aware of any pending legal proceeding or governmental proceeding proposed to be initiated against us. There are no proceedings in which any of our current directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 6, 2013, the Company entered into a Securities Purchase Agreement to issue 10,000 shares of its common stock in an isolated transaction with an existing and interested shareholder for aggregate proceeds of $10,000, or $1.00 per share. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

ITEM 3. EXHIBITS

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTO WAVE TECHNOLOGIES INC.
May 13, 2013	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.