Form 10-Q
period 2013-06-30
Cyto Wave Technologies Inc.
filed 2013-08-14
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  _____ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Common stock, $0.0001 par value	3,162,316

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$599,599	$948,445
Marketable securities	176,291	-
Total current assets	775,889	948,445

Patent rights, net (Note 3)	195,256	202,008

Total assets	$971,145	$1,150,453

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $20,000 as of June 30, 2013 and December 31, 2012	$221,905	$63,055
Total current liabilities	221,905	63,055

Total liabilities	221,905	63,055

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 3,162,316 shares as of June 30, 2013 and 3,126,316 shares as of December 31, 2012	316	313
Additional paid-in capital	1,161,960	1,126,010
Accumulated Other Comprehensive Income (Loss)	(1,592)	-
Accumulated deficit	(411,445)	(38,925)
Total stockholders' deficit	749,240	1,087,398

Total liabilities and stockholders' deficit	$971,145	$1,150,453

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended		From Inception on August 29, 2012
	June 30, 2013	June 30, 2013		to June 30, 2013

Revenue	$-	$-		$-

Operating Expenses
Amortization Expense	3,376	6,752		7,315
Research & Development	288,807	303,852		311,852
General and Administrative	34,148	65,662		96,024
Total Operating Expenses	326,331	376,267		415,192

Loss from Operations	(326,331)	(376,267)		(415,192)

Interest Income	2,004	3,747		3,747
Loss before provisions for income taxes	(324,327)	(372,519)		(411,445)

Provision for income taxes	-	-		-
Net Loss	$(324,327)	$(372,519)		$(411,445)

Unrealized Income (Loss)	(851)	(1,592)		(1,592)
Comprehensive Income (Loss)	$(325,178)	$(374,111)		$(413,036)

Loss per common share - basic and fully diluted:	$(0.10)	$(0.12)	$

Weighted average number of basic and fully diluted common shares outstanding	3,151,338	3,136,483

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended	From Inception on August 29, 2012
	June 30, 2013	to June 30, 2013

Cash flows from operations:
Loss from continuing operations	$(372,519)	$(411,445)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	6,752	7,315
Changes in operating assets and liabilities:
Accounts payable and other accruals	158,850	221,905
Net cash used in operations	(206,917)	(182,224)

Investment activities:
Investment in patent rights		(41,255)
Investment in marketable securities	(177,872)	(177,872)
Net cash used in investment activities	(177,872)	(219,127)

Financing activities:
Share subscriptions received	35,943	1,000,950
Net cash provided by financing activities	35,943	1,000,950

Net (decrease) / increase in cash	(348,846)	599,599

Cash, beginning of period	948,445	-
Cash, end of period	$599,599	$599,599

Non-cash transactions
Issuance of common stock per licensing agreement		$161,316

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

The Company has licensed a photoacoustic technology platform from the University of Arkansas for Medical Sciences (UAMS) that could allow the detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). The Company is currently developing a clinical prototype and intends to pursue regulatory approval for commercialization in collaboration with a strategic partner.

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

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of June 30, 2013, $352,042 of the Company’s cash balances at an offshore bank was not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period ended June 30, 2013, and has an accumulated deficit of $411,445 as of June 30, 2013. The Company has relied upon raising capital through private placements to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – PATENT RIGHTS

The Company capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”). The capitalized licensing fees of $195,256 net of amortization expenses of $7,315 as of June 30, 2013 consist of $41,255 in historic patent costs that UAMS incurred, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.  The 161,316 shares of common stock that were issued to UAMS are valued at $1 per share, equal to the pre-money valuation of our common stock funding round.  The historic patent costs of $41,255 are accounted for at cost and together with the $161,316 worth of shares of common stock issued to UAMS are capitalized as an asset as “Patent rights” on our balance sheet.  The Company is required to reimburse UAMS in accordance with the following schedule outlined in Our License:

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

The capitalized licensing fees are amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  Estimated patent life is 20 years from the date on which the application for a patent was filed.  The total accumulated amortized amount as of June 30, 2013 was $7,315.  The Company expects to amortize $13,505 in licensing fees per year in each fiscal year starting in 2013.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Financial Statements

 (Unaudited)

4 – RELATED PARTY TRANSACTIONS

Accounts payable includes $20,000 of accrued salary due to the Company’s Chief Executive Officer and $3,000 in outstanding consulting fees to its board director William Callahan as of June 30, 2013.

5 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 Common Shares and 2,000,000 Preferred Shares at a par value of $0.0001 per share.

On June 15, 2013, the Company issued 26,000 shares of its common stock to its board director William Callahan in an isolated transaction per his consulting agreement with the Company in connection with him providing product development consulting services to the Company. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

6 – CONTINGENCIES & COMMITMENTS

The Company is still obligated to pay its attorney, Frank Hariton, an additional $5,000 pursuant to the following terms: $2,500 upon the Company obtaining a trading symbol and the balance upon the completion of the engagement in regards to filing the Form 10. These contingency payments have not been recorded in the Company’s financial statements but will be expensed in the period in which they are incurred.

7 - SUBSEQUENT EVENTS

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $2.00 per share (the “Conversion Price”) at any time.  The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement is filed as an exhibit hereto.

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

Overview

We are a development stage medical device company. We were incorporated in Delaware on August 29, 2012 to develop and commercialize medical device technologies for the early detection, capturing and targeted destruction of cancer cells. Our current device candidate named “iV3” is derived from a patent pending technology platform. We own the exclusive, global rights to iV3 under a license agreement with the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas, that developed iV3 pursuant to a research and development program commencing in 2008 and funded with US$4.4 million to date by the National Health Institutes/National Cancer Institute, the Department of Defense (DoD), UAMS/Bioventures, and state grants. Effective December 15, 2012, we entered into an exclusive license, that continues until the expiration of the underlying patents, with the UAMS and the University of Arkansas to further develop and commercialize our medical device technologies. Management believes that our licensed technologies could allow the early detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). We are working towards designing and building prototype devices so that we can conduct clinical trials to prove the safety and efficacy of our proposed products and seek an established medical device manufacturer to partner with us on production and commercialization.

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

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of June 30, 2013 we had $775,889 in cash, cash equivalents and marketable securities. Management estimates that our costs for the first stage of our clinical trials will be approximately $750,000 and that our present resources should be sufficient to last us for approximately one year.  Nevertheless, we are actively seeking additional capital investment as the total course of our clinical trials over the next four to five years is estimated by management to be from $9,000,000 to $10,000,000 as a standalone company.  We cannot assure you that we will have access to the funding required for our clinical trials or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations. Management believes that once we obtain an OTCQB listing, which we will seek upon completion of this registration statement, we will be able to seek additional funding through a private placement.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that obtaining an OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards our clinical trials and fees under our exclusive license agreement executed between us and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012.

Results of Operations

Revenues

We had no revenues as a development stage company for the three and six months ended June 30, 2013, respectively.

Operating Expenses

Amortization Expenses:  Amortization expenses were $3,376 for the three months ended June 30, 2013 and $6,752 for the six months ended June 30, 2013, and are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.

Research and Development:  Research and development expenses were $288,807 for the three months ended June 30, 2013 and $303,852 for the six months ended June 30, 2013, and consisted primarily of prototype optimization and development and clinical trial expenses in connection with the research agreement with UAMS.

General and Administrative:  General and administrative expenses were $34,148 for the three months ended June 30, 2013 and $65,662 for the six months ended June 30, 2013, and consisted of employee salaries, legal and audit fees, and other professional fees in connection with the Form 10 registration, and other administrative expenses.

Net Loss

We had a net loss of $324,327 for the three months ended June 30, 2013 and $372,519 for the six months ended June 30, 2013 due to prototype optimization and development, conduct of clinical trials and the Form 10 registration of the Company.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  Due to our small size and limited resources we could experience delays in implementation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 15, 2013, the Company issued 26,000 shares of its common stock to its board director William Callahan in an isolated transaction per his consulting agreement with the Company in connection with him providing product development consulting services to the Company. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

ITEM 3. EXHIBITS

Exhibit No.	Description

10.1	Secured Convertible Note, July 25, 2013.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTO WAVE TECHNOLOGIES INC.
August 14, 2013	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Secured Convertible Note, July 25, 2013.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.