Form 10-Q
period 2013-09-30
Cyto Wave Technologies Inc.
filed 2013-11-12
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2013
Common stock, $0.0001 par value	3,162,316

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTO WAVE TECHNOLOGIES INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at September 30, 2013 and December 31, 2012	2

Condensed Interim Statements of Operations for the three and nine months ended September 30, 2013 and from Inception on August 29, 2012 to September 30, 2013	3

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2013 and from Inception on August 29, 2012 to September 30, 2013	4

Notes to Condensed Interim Financial Statements	5

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current assets
Cash and cash equivalents	$778,268	$948,445
Marketable securities	75,494	-
Total current assets	853,761	948,445

Patent rights, net (Note 3)	191,880	202,008

Total assets	$1,045,641	$1,150,453

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $30,000 as of September 30, 2013 and $20,000 as of December 31, 2012	$168,952	$63,055
Total current liabilities	168,952	63,055

Convertible Notes	350,000	-

Total liabilities	518,952	63,055

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 3,162,316 shares as of September 30, 2013 and 3,126,316 shares as of December 31, 2012	316	313
Additional paid-in capital	1,161,960	1,126,010
Accumulated Other Comprehensive Income (Loss)	(2,389)	-
Accumulated deficit	(633,199)	(38,925)
Total stockholders' deficit	526,689	1,087,398

Total liabilities and stockholders' deficit	$1,045,641	$1,150,453

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2013	From Inception on August 29, 2012 to September 30, 2012	Nine Months Ended September 30, 2013	From Inception on August 29, 2012 to September 30, 2013

Revenue	$-	$-	$-	$-

Operating Expenses
Amortization Expense	3,376	-	10,129	10,692
Research & Development	187,570	-	491,422	499,422
General and Administrative	26,378	5,000	92,040	122,402
Total Operating Expenses	217,324	5,000	593,590	632,516

Loss from Operations	(217,324)	(5,000)	(593,590)	(632,516)

Interest Income (Expense)	(4,431)	-	(683)	(683)
Loss before provisions for income taxes	(221,754)	(5,000)	(594,274)	(633,199)

Provision for income taxes	-	-	-	-
Net Loss	$(221,754)	$(5,000)	$(594,274)	$(633,199)

Unrealized Income (Loss)	(797)	-	(2,389)	(2,389)
Comprehensive Income (Loss)	$(222,551)	$(5,000)	$(596,662)	$(635,587)

Loss per common share - basic and fully diluted:	$(0.07)	$(0.00)	$(0.19)

Weighted average number of basic and fully diluted common shares outstanding	3,162,316	2,000,000	3,145,220

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2013	From Inception on August 29, 2012 to September 30, 2013

Cash flows from operations:
Loss from continuing operations	$(594,274)	$(633,199)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	10,129	10,692
Changes in operating assets and liabilities:
Accounts payable and other accruals	105,897	168,952
Net cash used in operations	(478,248)	(453,555)

Investment activities:
Investment in patent rights	-	(41,255)
Investment in marketable securities	(77,882)	(77,882)
Net cash used in investment activities	(77,882)	(119,137)

Financing activities:
Convertible notes received	350,000	350,000
Share subscriptions received	35,953	1,000,960
Net cash provided by financing activities	385,953	1,350,960

Net (decrease) / increase in cash	(170,177)	778,268

Cash, beginning of period	948,445	-
Cash, end of period	$778,268	$778,268

Non-cash transactions
Issuance of common stock per licensing agreement		$161,316

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 is not necessarily indicative of the operating results for the full year.

2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4 - CONVERTIBLE NOTES

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $2.00 per share (the “Conversion Price”) at any time.  The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended September 30, 2013.

5 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the filing date of these financial statements.  There are no material subsequent events to report.

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

On August 21, 2013, we did not approve the budget of the second performance period and sent a notice to the UofA terminating the second performance period pursuant to the Research Agreement.  As a result, we will seek alternatives to continue the development of our prototype and clinical trials, which could involve UAMS in a different capacity than described in the Research Agreement.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of September 30, 2013 we had $853,761 in cash, cash equivalents and marketable securities. Management estimates that our costs for the first stage of our clinical trials will be approximately $750,000 and that our present resources should be sufficient to last us for approximately one year.  Nevertheless, we are actively seeking additional capital investment as the total course of our clinical trials over the next four to five years is estimated by management to be from $9,000,000 to $10,000,000 as a standalone company.  We cannot assure you that we will have access to the funding required for our clinical trials or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations. Management believes that once we obtain an OTCQB listing, which we will seek upon completion of this registration statement, we will be able to seek additional funding through a private placement.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that obtaining an OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards our clinical trials and fees under our exclusive license agreement executed between us and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012.

Results of Operations

Revenues

We had no revenues as a development stage company for the three and six months ended September 30, 2013, respectively.

Operating Expenses

Amortization Expenses:  Amortization expenses were $3,376 for the three months ended September 30, 2013 and $10,129 for the nine months ended September 30, 2013, and are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.

Research and Development:  Research and development expenses were $187,570 for the three months ended September 30, 2013 and $491,422 for the nine months ended September 30, 2013, and consisted primarily of prototype optimization and development and clinical trial expenses in connection with the research agreement with UAMS.

General and Administrative:  General and administrative expenses were $26,378 for the three months ended September 30, 2013 and $92,040 for the nine months ended September 30, 2013, and consisted of employee salaries, legal and audit fees, and other professional fees in connection with the Form 10 registration, and other administrative expenses.

Net Loss

We had a net loss of $221,754 for the three months ended September 30, 2013 and $594,274 for the nine months ended September 30, 2013 due to prototype optimization and development, conduct of clinical trials and the Form 10 registration of the Company.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

None

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

CYTO WAVE TECHNOLOGIES INC.
November 12, 2013	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.