Form 10-K
period 2013-12-31
Cyto Wave Technologies Inc.
filed 2014-03-18
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2013

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

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

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.0001 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $2,499,816, based on the most recent stock issuance price of common shares on February 6, 2013, at $1.00 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes  [X] No

There were a total of 3,171,816 shares of the registrant’s common stock outstanding as of March 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		5

PART I		6

Item 1.	Business	6

Item 1A.	Risk Factors	19

Item 1B.	Unresolved Staff comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	35

Item 4.	Mine Safety Disclosures	35

PART II		36

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36

Item 6.	Selected Financial Data	38

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 8.	Financial Statements and Supplementary Data	43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	44

Item 9B.	Other Information	46

PART III		46

Item 10.	Directors, Executive Officers of the Registrant	49

Item 11.	Executive Compensation	50

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49

Item 13.	Certain Relationships and Related Transactions, and Director Independence	50

Item 14.	Principal Accountant Fees and Services	51

PART IV		52

Item 15.	Exhibits and Financial Statement Schedules	52

SIGNATURES		53

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  These forward-looking statements are not historical facts and can be identified by use of terminology such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report on Form 10-K carefully, especially the risks discussed under Risk Factors. The assumptions underlying the forward looking statements included in this annual report on Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

We are an "emerging growth company" under applicable Securities and Exchange Commission rules and are subject to reduced public company reporting requirements. See "Implications of Being an Emerging Growth Company" and "Risk Factors".

PART I

ITEM 1.  BUSINESS

Introduction

We are a development stage medical device company. We were incorporated in Delaware on August 29, 2012 to develop and commercialize medical device technologies for the early detection, capturing and targeted destruction of cancer cells. Our current device candidate named “iV3” is derived from a patent pending technology platform. We own the exclusive, global rights to iV3 under a license agreement with the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas, that developed iV3 pursuant to a research and development program commencing in 2008 and funded with US$4.4 million to date by the National Health Institutes/National Cancer Institute, the Department of Defense (DoD), UAMS/Bioventures, and state grants.  Effective December 15, 2012, we entered into an exclusive license, that continues until the expiration of the underlying patents, with the UAMS and the University of Arkansas to further develop and commercialize our medical device technologies.  Management believes that our licensed technologies will allow the early detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs).  We are working towards designing and building prototype devices so that we can conduct clinical trials to prove the safety and efficacy of our proposed products and seek an established medical device manufacturer to partner with us on production and commercialization.  We cannot assure you that we will be successful in these endeavors.  We have an office at 201 Spear Street – Suite 1100, San Francisco, California 94105 and our telephone number is (415) 494-7850.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue, we qualify as an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.  These provisions include:

•

exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;

•

reduced disclosure about the company's executive compensation arrangements; and

•

no requirements for non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until December 31, 2017 or such earlier time that we are no longer an emerging growth company.  We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our capital stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens.  To the extent that we take advantage of these reduced burdens, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity interests.

Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards.  Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Our Proposed Products - Underlying Technology

The spread of cancer cells between organs, a process known as metastasis, is the cause of approximately 90% of all cancer deaths. Conventional imaging techniques such as ultrasound, X-rays and Magnetic Resonance Imaging (“MRI”) are the leading technologies for identifying possible tumors but metastases are typically incurable at the time of initial conventional diagnosis.  Detecting CTC’s (Circulating Tumor Cells) – an early marker for the development of metastasis – has recently emerged as a technology to detect early metastasis development.  However, CTC detection is difficult because in vitro (outside the body) methods are limited by small blood sample volumes.  The typical sensitivity of in vitro methods is 1-5 CTCs per mL.  A sensitivity of 1 CTC per 1 mL sample volume is equivalent to 5,000 CTCs in an adult patient’s blood volume of ~5L.  When such a concentration of CTCs is initially diagnosed with in vitro methods, incurable metastasis is often already established and it is considered too late to treat patients and improve their survival probabilities.

We believe that the sensitivity of CTC detection can be enhanced 100-1,000 fold by using an in vivo photoacoustic flow cytometry (PAFC) technology pioneered by Professor Zharov of the UAMS since 2006.  The technology is capable of quantifying CTCs without having to withdraw a blood sample. It acts in vivo through the use of a low energy laser in proximity to blood vessels in the arm or neck.  Irradiation of the blood vessels induces a transient thermal effect in laser absorbing CTCs leading to the generation of an acoustic signal that can be measured by an ultrasound transducer gently attached to the skin.  The signal from the CTCs is distinct and can be isolated from the background and correlated to the quantity of CTCs in the bloodstream.

The Company is developing its iV3 device as an innovative highly-sensitive, clinically-relevant portable device for real-time and in vivo detection of circulating tumor cells directly in the bloodstream of cancer patients.  Depending on cancer type, PAFC can detect cancer-type specific CTCs either through label-free, intrinsic, absorption spectroscopic contrast (e.g., from melanin in metastatic melanoma cells), or through strongly absorbing, low-toxicity, functionalized nanoparticles (NPs) in other cancer-types such as breast cancer.   PAFC can also potentially destroy CTCs directly depending on the applied energy levels.  The Company has patents filed and pending on its technology process and intellectual property.

Pre-clinical feasibility studies using PAFC to date were performed on well-distinguished, 30-50 μm diameter blood vessels located approximately 40-100 μm deep in the thin ear vessels of the nude mouse model.  Our pre-clinical feasibility studies demonstrated that PAFC has the potential for label-free detection of melanoma CTCs with the possibility of simultaneously destroying them by a photothermal (PT) ablation mechanism or blood purging.  We selected melanoma as our first targeted indication for the application of PAFC because PAFC can provide label-free, in vivo clinical assessment of CTCs for earlier detection of melanoma, one of the more aggressive and epidemically growing malignancies which often progress to incurable metastasis at a very early stage of the disease.  The label-free nature of PAFC when applied to melanoma also allows PAFC to be translated to clinical application at a much earlier stage than for other cancer types,

In melanoma tumor – bearing mouse models of our pre-clinical feasibility studies, no evidence of metastasis was found during the first 3 weeks after tumor inoculation of the mouse ear, while PAFC demonstrated early detection of CTCs 4 days after tumor inoculation.  Thus, CTCs can be readily detected with PAFC weeks before any evidence of detectable metastasis appears in tissue samples using conventional techniques.

We estimated PAFC’s sensitivity threshold as 0.5-1 CTCs/mL which was limited by the small blood volume and verified by in vitro methods, and is comparable to in vitro sensitivity thresholds of 1 CTC/mL or 5,000 CTCs in 5L of the entire blood volume of an adult.  The PAFC sensitivity has the potential to be further improved 100 to 1,000 fold (i.e. 1 CTC/100mL or 1 CTC/1000mL) if the in vivo examination of 5L adult blood volume can achieve a sensitivity of 5 to 50 CTCs per 5L blood volume, which is unachievable using existing in vitro assays.  However, the clinical feasibility of such a 100 to 1,000 fold higher sensitivity of PAFC, and any side effects or adverse events in humans need to be determined in future clinical trials.  The clinical feasibility of a 100 to 1,000 fold higher sensitivity remains a hypothesis until a clinical trial has been conducted.  The outcome of the clinical trial is uncertain at this point and could fail to demonstrate an enhanced sensitivity.

For many years, oncologists believed that medical intervention may provoke metastasis.  However, no direct evidence was previously presented.  In our animal feasibility studies, we further discovered that palpation, biopsy, conventional and laser surgery may either initiate CTC release into the blood which previously did not contain CTCs, or may dramatically increase (10-50 fold) the CTC count above the previous level, which can increase the risk of metastasis. In particular, the ~120 g weight pressure or palpation (by squeezing of melanoma tumor with fingers), notably increased the CTC count that eventually led to the appearance of lung metastasis at Week 3 (Fig. 2).

We believe that PAFC may have potential for blood purging of CTCs through a photothermal ablation mechanism.  In particular, when we exposed an abdominal vessel in the mouse model of our feasibility studies to higher laser energy levels from 60 mJ/cm2 to 600 J/cm2, the photoacoustic signals from CTCs rose above that of the red blood cell background by a factor of approximately 6 times. This phenomenon was associated with laser-induced nanobubbles formed around overheated, strongly absorbing melanin nanoclusters in melanoma cells.  The nanobubbles were identified by nonlinear, amplified photoacoustic signals compared to linear photoacoustic signals from red blood cells with a homogenous hemoglobin distribution in the background (i.e. with no nanobubble formation).  As the rate of CTCs gradually decreased from 12 CTCs/min to 1-2 CTCs/min over a one hour monitoring period when we counted CTCs in the abdominal vessel during nanobubble formation, the generation of nanobubbles could be associated with the destruction of melanoma cells.  This data demonstrated an important potential to use PAFC for blood purging of CTCs in vivo by periodically exposing blood vessels to the laser.  Further studies in humans are required to determine whether blood purging of melanoma cells is effective enough to be used alone, or whether it should be used in combination with chemo-or radiation therapy.  The clinical feasibility of blood purging in patients and any potential side effects or adverse events will need to be determined in future clinical trials and is uncertain at this point.

In cancer types where PAFC cannot detect CTCs through label-free, intrinsic contrast such as breast cancer, functionalized nanoparticles are required.  We demonstrated in pre-clinical feasibility studies in animal models that magnetic nanoparticles, which were functionalized to target a receptor commonly found in breast cancer cells, bound (pegylated or “PEG”) and captured CTCs under a magnet in the bloodstream, followed by immediate PAFC detection (Fig. 1). To improve detection sensitivity and specificity, gold-plated carbon nanotubes conjugated (pegylated or “PEG”) with folic acid were used as a second contrast agent. By integrating in vivo targeting, magnetic enrichment and signal amplification, our approach allowed CTCs to be concentrated from a large volume of blood in the vessels of tumor-bearing mice.  Hypothetically, this principle could be applied if breast cancer patients are injected functionalized magnetic nanoparticles and carry a magnet that is non-invasively attached to the skin above peripheral blood vessels for approximately an hour, followed by rapid PAFC detection of captured CTCs as markers for the early diagnosis of metastatic cancer.  Once detected, the captured CTCs can be microsurgically extracted for molecular and genetic tests or can be non-invasively ablated by laser in blood vessels (“blood purging”).  However, the clinical feasibility in patients and any potential side effects or adverse events will need to be determined in future clinical trials and is uncertain at this point.

Fig. 1 In vivo magnetic photoacoustic detection of circulating breast cancer cells (schematic of setup).  Magnetic nanoparticles and gold nanotubes attach to a cancer cell through the binding of antibodies (right picture insert).  A magnet gently attached to the skin captures cancer cells locally so that the application of a laser can detect cancer cells through an ultrasound transducer (left picture insert).

A
Intervention
CTC Detection
Surgery
Palpation
Pressure
Biopsy
Photodetector
Laser beam
Ultrasound transducer
Laser or Radiation
Drug and nanoparticle administration
Tumor
Invasion
Fluorescence
Acoustic waves
CTCs
RBCs
CTC
B
Before
Intervention
After
CTCs
PA signal, a.u.
1
0
0
100
200
300
Time, min

Fig. 2 In vivo integrated PA and fluorescence flow cytometry. (A)  Schematic for simultaneous detection of circulating tumor cells (CTCs) with both absorption and fluorescence properties (right) during diagnostic and therapeutic interventions (left).  On the left, an intervention of the tumor leads to dissemination and invasion of CTCs into the blood stream.  On the right, CTCs are detected in the bloodstream with a photoacoustic and fluorescence flow cytometer.  (B) Example of a photoacoustic (PA) signal trace produced by melanoma CTCs in microvessels of the mouse ear before, during, and after pressure (120 g) applied on ~5 mm skin tumor.  Before intervention there are no signal traces, while during intervention initial signal traces can be detected.  After intervention, CTC signal traces can be detected as spikes.

Management believes that iV3 could become a tool for physicians to routinely screen and monitor CTCs as early markers for micrometastasis development and cancer recurrence in vivo, as well as to evaluate the efficacy of cancer therapy.  iV3’s simplicity could provide a robust, cost effective clinical diagnostic instrument for routine use in clinical practice.  Moreover, it could combine diagnostics and therapy in one device because the CTC detection procedure could be directly followed by magnetic separation and extraction of CTCs to render them for downstream molecular analysis and disposition.  Increasing the applied laser energy levels could also allow the in vivo destruction of CTCs directly in the bloodstream.

iV3’s Potential Clinical Applications:

•

Blood screening for early cancer diagnosis (at early CTC appearance)

•

Testing for cancer recurrence after therapy

•

Assessment of clinical response to therapy (chemo-, radiation-, immunotherapies etc.) through CTC counts

•

Sentinel lymph node (SLN) mapping and metastasis assessment

•

Detection of individual cancer cells around surgical sites before and after tumor removal (evaluate margins, residual cells)

•

Magnetic separation and extraction of CTCs to render them for molecular analysis or disposition, or destruction of CTCs directly in the bloodstream by applying increased laser energies

•

Metastatic tumor cell detection in hard to reach, non-blood borne areas, e.g. lymph vessels and sentinel lymph nodes, bone and cerebrospinal fluid

Our Development Plan

Our iV3 prototype has completed pre-clinical feasibility studies using animal models in the laboratory of the University of Arkansas for Medical Sciences (UAMS) under the direction of Prof. Vladimir Zharov, Director of the Philips Classic Laser and Nanomedicine Laboratories. We entered into a Research Agreement with the University of Arkansas to sponsor research for the development of a prototype and a clinical trial on April 18, 2013, under which we commenced a first human clinical trial in melanoma patients in order to demonstrate clinical concept feasibility in patients. This initial clinical trial allowed refined development and optimization of a clinical prototype and verification of its performance metrics in humans, such as specificity of detection, reproducibility, linearity, and analytical error. Since our clinical trial was classified as a “Non-Significant Risk” (“NSR”) study by the IRB (Institutional Review Board), a formal IDE (Investigational Device Exemption) submission to the U.S. FDA (“Food and Drug Administration”) was not required.

This first clinical trial, titled “In vivo real-time detection of circulating melanoma cells” was conducted at UAMS under the direction of Prof. Laura Hutchins, Director, Division of Hematology/Oncology as the principal investigator and Prof. Vladimir Zharov, Director of the Philips Classic Laser and Nanomedicine Laboratories as sub-investigator, both of whom are employees of UAMS. We were originally planning to consent approximately 80 subjects in order to achieve our enrollment goal of 75 subjects in three cohorts as follows:

1.

Cohort #1 would consist of approximately ten healthy control subjects that are examined in order to characterize the baseline signals of our iV3 prototype and 6-10 subjects who have melanoma and would be recruited from the oncology clinic at UAMS.  Subjects with melanoma in Cohort #1 would be examined to validate iV3’s sensitivity of CTC (circulating tumor cells) detection.

2.

Cohort #2 would consist of 30 subjects who have advanced-stage melanoma and would be recruited from the oncology clinic at UAMS, where advanced stages are defined as Stages III or IV. Subjects in cohort #2 would be examined to validate iV3’s sensitivity of CTC detection in comparison to currently existing in vitro methods.

3.

Cohort #3 would consist of 30 subjects who have early-stage melanoma and would be recruited from the oncology clinic at UAMS, where early stages are defined as Stages I or II. Subjects in cohort #3 would be examined to demonstrate that iV3 can detect CTCs below the detection limits of currently existing in vitro methods.

After completing the examination of Cohort #1 consisting of ten healthy control subjects and 8 subjects who had melanoma, we determined that iV3 sufficiently demonstrated clinical feasibility and required further optimization and development under design control and implementation of GMP (“Good Manufacturing Practices”) quality control procedures and proper design history documentation.  We, therefore, terminated the further examination of Cohorts #2 and #3 and the second performance period of our Research Agreement with the University of Arkansas (UofA) per our Termination Notice that was sent to UofA on August 21, 2013.

Our current plan is to continue the development of iV3 under FDA’s Quality System Regulation 21 CFR 820.  The UofA could assist the development of iV3 in a scientific advisory role. The current iV3 prototype requires further optimization of its parameters and testing of its performance metrics which would then be followed by the designing, building and testing of a portable, ergonomic, commercial version of the prototype for clinical trial use.  After completing the development of this commercial version of our prototype, we would continue our regulatory approval pathway through an Investigational Device Exemption application (“IDE”) with the FDA which could provide clearance to conduct a multi-center, prospective clinical trial with approximately 200-400 patients for a single cancer indication as we expect will be required by the FDA for approval.  If there is a substantially equivalent marketed device to reference, then iV3 can be classified as Class II and a 510(k) used for a premarket notification.  In order to be found substantially equivalent the devices must be (a) similar in intended use and (b) similar in technology.  We expect to reference Johnson & Johnson’s CellSearch System as a predicate since its intended use is similar as the CellSearch System is the only currently FDA approved in vitro method for CTC detection. Similar to the CellSearch System, iV3 targets the evaluation of CTCs as a method to assess patient prognosis and predict progression free survival and overall survival. However, iV3’s in vivo technology is not similar to the CellSearch System’s in vitro method. Therefore, iV3’s device classification will be subject to the FDA’s determination after we submitted an IDE and entered into a dialogue with the FDA.  If iV3 is initially classified as a new Class III device, the Company may request, within 30 days once the PMA application is accepted, a reclassification as a Class II. The FDA may agree if the risk is low enough, and safety and effectiveness can be assured with special controls in place, as it was the case for Johnson & Johnson’s CellSearch System.  Although we believe our clinical trials will satisfy any protocol agreement we will negotiate with the FDA, they may ultimately be determined to be inadequate to support approval of a PMA application, or 510(k) clearance.

The entire development of the iV3 product to FDA approval is estimated to cost approximately $9-10 million over 4-5 years for a standalone company if a multi-center clinical trial with 200-400 patients is required for the approval of a single cancer indication as it was the case for Johnson & Johnson’s CellSearch System. However, the Company will pursue a strategic collaboration partnership which may accelerate the development timeline, share expenses, and also provide access to ex-US markets.  The entire development of the iV3 product to FDA approval may also cost substantially more than $9-10 million and may require a substantially longer development timeline than 4-5 years.  Higher development expenses and delays may be caused by but are not limited to sub-optimal product performance and continued product optimization cycles, adverse clinical results and repeat of clinical trials, or delays of an FDA approval.  In such a scenario, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

By using our own capital resources and accessing external funding sources, we expect to operate as a technology development company with limited capital expenditures focused on commercial applications by pursuing (i) product development; (ii) capturing and protecting intellectual property; and (iii) expanding our commercial partner relationships.  By employing this business model, we believe that we can effectively deploy capital and maximize shareholder return.

As we continue the development of iV3, we are seeking strategic partnerships with established diagnostic and medical device/imaging companies to pursue further development, regulatory approval and commercialization of iV3. The Company does not expect to manufacture finished devices, nor conduct direct or indirect sales of products which will allow the Company to avoid significant capital investment in production facilities and sales and marketing teams. It is difficult to predict whether we will be able to enter into beneficial commercial partner relationships with recognized medical equipment manufacturers and our ultimate success remains uncertain.

Our License Agreement

On December 15, 2012 (“Effective Date”), we executed an Exclusive License Agreement (“Our License”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) to commercially develop certain patents and patent applications owned by UAMS throughout the world for the life of the patents.   Our License requires us to: (i) present a business plan including a budget to UofA by March 15, 2013; (ii) raise at least $750,000 to fund our required efforts by December 15, 2013; (iii) proceed toward obtaining U.S. regulatory approval for a device which falls under the scope of at least one of the patents and develop the necessary prototype by December 15, 2014; (iv) obtain U.S. regulatory approval for a device using at least one of the patents by December 15, 2018 and (v) by June 15, 2013 enter into a further agreement with UofA to sponsor research for the development of a prototype device using at least one of the patents.  While we cannot give certain assurance, management believes that we will satisfy all of the requirements of Our License in a timely manner.  A business plan including a budget was provided to UofA on December 27, 2012.  We entered into a Research Agreement with UofA to sponsor research for the development of a prototype and a clinical trial on April 18, 2013, see “Our Research Agreement”.  Under Our License we are required to pay UofA 8% of our net sales as defined therein, or if we receive sublicense income, we are required to pay UofA either 30% of any sublicense income we receive or 8% of sublicensee net sales at our discretion.  In addition we are required to issue a 5% interest in our stock to UofA upon completion of a first common stock funding round with the same dilution provisions as investors in that common stock funding round.  We issued 161,316 shares of common stock to UofA on November 29, 2012 which fully met our obligation to issue a 5% interest in our stock to UofA.  We are required to pay a non-refundable Continuation Fee of $5,000 to the UofA within 30 days of the first commercial sale and on the first and subsequent anniversaries of the Effective Date. We are required to make one time payments of (i) $10,000 when and if total sales of licensed products equal $1,000,000; (ii) $100,000 when and if total sales of licensed products equal $10,000,000; and (iii) $500,000 when and if total sales of licensed products equal $100,000,000. We are also required to reimburse UAMS $41,255 in historic patent costs in accordance with the schedule outlined in Our License.  Any required defense of the patents will be at our expense, but the UofA will fully cooperate with us in any such matter.  Upon any breach of, or default under Our License by us, UofA may terminate Our License upon 90 days written notice to us.  Said termination shall become effective at the end of the 90 day notice period unless we have cured such defect or default.  UofA further has the right to terminate Our License upon 90 days written notice to us if we challenge the validity of any patents licensed under Our License in a court of competent jurisdiction.  We have the right to terminate Our License at any time upon 90 days written notice to UofA.  Such notice shall become effective at the ends of such period unless previously withdrawn by us.  For a full description of Our License, the reader should review the agreement which is an exhibit hereto.

Our Patents

Our License includes three patents (i) U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16; (ii) U.S. Patent Application Ser. No.: 12/945,576 Device and Method for In Vivo Noninvasive Magnetic Manipulation of Circulating Objects in BioFlows; UAMS ID No. 2008-16 CIP; (iii) U.S. Patent Application Ser. No.: 13/253,767 Device and Method for In Vivo Detection of Clots Within Circulatory Vessels; UAMS ID No. 2008-16 CIP2.  Our three licensed patents cover a method for in vivo flow cytometry using the detection of photoacoustic waves by which targeted objects moving in the bloodstream absorb the energy level of a pulsed laser, and then either emit an acoustic wave that can be detected by an ultrasound transducer, or can be destroyed if a sufficient laser energy level is absorbed.  This method based on photoacoustic waves is a different technology than what is used in the in vivo flow cytometry method that is covered by US patent numbers 8,178,342, 8,108,031, 7,491,502 and 7,264,794, in which either labeled cells are illuminated by radiation and then the labeled cells emit fluorescence radiation for detection, or blood is illuminated by radiation and then backscattered radiation from the blood is measured.  Our photoacoustic wave technology neither detects fluorescence radiation, nor backscattered radiation.  A summary of each of our three licensed patents is described as follows and each patent application is filed as an exhibit hereto.

(i)

U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves:

The invention provides a device for detecting the presence of moving target objects such as blood cells within a circulatory vessel of a living organism at a distance of up to 15 cm away from the vessel. The device includes at least one tunable pulsed laser source that functioning at one or more wavelengths between about 10 Å and about 1 cm. The laser pulses emitted by the at least one tunable pulsed laser source may have a predetermined pulse width that ranges between about 0.1 ps and about 1000 ns. The laser pulses emitted by the at least one tunable pulsed laser source may repeat at a predetermined rate ranging between about 1 Hz and about 500,000 Hz, and energy fluence of each laser pulse may be at a level ranging between about 0.1 mJ/cm2 and about 1000 J/cm2.

The device of the invention also includes at least one optical element that operates to direct a laser pulse from the tunable laser source to pass through the vessel in which the moving target objects are to be detected. The at least one optical element also focuses laser pulse passing through the vessel into a beam with an elliptically shaped cross-section. The elliptically shaped beam cross-section has a maximum dimension ranging between about 1 μm and about 150 μm.

The device of the invention also includes at least one ultrasound transducer with a sample rate ranging between about 10 kHz and about 100 MHz to detect the PA signals emitted by the target objects.

The invention further provides a method for detecting at least one type of moving target object within a circulatory vessel of a living organism. The method includes pulsing the target object moving through the vessel of the organism vessel with at least one pulse of laser energy and detecting at least one resulting photoacoustic pulse emitted by the target object. The method also includes analyzing at least one characteristic of the detected photoacoustic pulse to determine at least one characteristic of the detected target objects.

The moving target objects may be detected in blood or lymphatic vessels as far as about 15 cm away from the device of the invention. Potentially, the moving target objects may be detected anywhere within the living organism. In an embodiment, the laser energy pulse may be delivered at one or more wavelengths ranging between about 10 Å and about 1 cm, a pulse width ranging between about 0.1 ps and about 1000 ns, a pulse repeat rate ranging between about 1 Hz and about 500,000 Hz, and a pulse energy fluence ranging between about 0.1 mJ/cm2 and about 1000 J/cm2. The ultrasonic photoacoustic waves emitted by the target objects may be detected at a sample rate ranging between about 10 kHz and about 100 MHz.

The invention further provides a method for the in vivo detection of a circulating, unlabelled metastatic melanoma cell. The method includes pulsing an area of an organism with at least one pulse of near-infrared (NIR) laser energy at a wavelength ranging between about 650 nm and about 950 nm and a laser fluence ranging between about 20 mJ/cm2 and about 100 mJ/cm2, and then detecting the resulting photoacoustic pulse emitted by the melanoma cell. The method also includes analyzing detected photoacoustic pulses to indicate the presence of the metastatic melanoma cells in circulation.

The invention further includes a method of selectively destroying target objects circulating in a vessel of an organism in vivo. The method includes detecting the target objects circulating in the vessels, triggering a pulse of laser energy delivered at a wavelength and energy level sufficient to cause the destruction of the detected target object, and monitoring the frequency of detection of the target objects circulating through the vessel. When the frequency of detection of the target objects falls below a threshold level, the detection and destruction of target objects is terminated.

(ii)

U.S. Patent Application Ser. No.: 12/945,576 Device and Method for In Vivo Noninvasive Magnetic Manipulation of Circulating Objects in BioFlows:

Aspects of the invention provide a device for the manipulation and detection of a magnetic target object within a moving biofluid of a living organism such as blood, lymph or cerebrospinal fluid. The device includes an in vivo flow cytometer for detecting the magnetic target object within an area of interest such as within a circulatory vessel through which the biofluid moves. The device also includes at least one magnet situated from about 0.1 mm to about 20 cm of the area of interest, depending on magnetic field strength, which may range from about 0.1 Tesla to about 20 Tesla. The at least one magnet may produce a magnetic field that manipulates the magnetic target object within the area of interest.

By using an external magnetic field to manipulate magnetic target objects, the magnetic target objects may be enriched, sorted, separated, captured, and/or immobilized as they are carried into the area of interest by the moving biofluid. For example, the magnetic target objects may be locally concentrated within the area of interest of the in vivo flow cytometer, significantly enhancing the detection sensitivity of the device, in particular if the magnetic target objects occur at extremely low concentrations within the moving biofluid.

In one particular arrangement, the device may be used to detect the presence of magnetic target objects within the moving biofluid of the living organism using a method that includes situating at least one magnet from about 0.1 mm to about 20 cm of an area of interest to alter the movement of the moving magnetic target objects within a magnetic field produced by the at least one magnet. The method further includes detecting the magnetic target objects using an in vivo flow cytometer.

In another aspect, a method is provided for detecting the presence of target cells within a moving biofluid of a living organism that includes injecting magnetic nanoparticles conjugated with a first targeting moiety into the moving biofluid to produce magnetic target cells that include the magnetic particles attached to the target cells. In this method, photoacoustic contrast agents conjugated with a second targeting moiety different than the first targeting moiety may be injected into the moving biofluid to produce magnetic target cells labeled with the photoacoustic contrast agents. The first and second targeting moieties are different from each other, but both specifically target the attachment of the magnetic particle and the photoacoustic contrast agent to the same target cell type, which may be a cancer stem cell or other cell associated with a disease or disorder.

This method further includes situating at least one magnet from about 0.1 mm to about 20 cm from an area of interest to alter the movement of the magnetic target cells within a magnetic field produced by the at least one magnet, and detecting the magnetic target objects using an in vivo photoacoustic flow cytometer. The method also includes subjecting the magnetic target cells to an additional process that may include removing the target cells for biochemical or genetic analysis; non-invasive eradication using high-energy pulses chosen from laser pulses, microwave pulses, or ultrasound pulses; magnetic purging; mechanical removal; needle extraction; or any combination thereof.

(iii)

U.S. Patent Application Ser. No.: 13/253,767 Device and Method for In Vivo Detection of Clots Within Circulatory Vessels:

Aspects of the invention provide a method for detecting a clot property within a circulatory vessel of a living organism. The method includes pulsing a clot within the circulatory vessel with at least one pulse of laser energy at a first pulse wavelength. The first pulse wavelength induces a photoacoustic signal from the clot that is lower in magnitude than the photoacoustic signal induced from surrounding red blood cells. The method also includes obtaining a photoacoustic pattern emitted by the clot induced by at least one pulse of laser energy. The photoacoustic pattern may include at least one photoacoustic signal. The method further includes analyzing the photoacoustic pattern to calculate at least one characteristic of the photoacoustic pattern, and comparing the at least one characteristic of the photoacoustic pattern to a set of calibration patterns to determine one or more clot properties.

This method of detecting clots makes use of a negative photoacoustic contrast technique described herein. This technique exploits the significantly lower absorption of laser pulse energy by platelets compared to red blood cells at selected ranges of pulse wavelengths. It was surprisingly discovered that circulating clots produced photoacoustic signals that were significantly lower in magnitude than the background photoacoustic signals produced by the surrounding bloodstream. As a result, a sharp reduction in the magnitude of photoacoustic signals within a series of photoacoustic signals may be associated with the detection of a clot in this technique.

In another aspect, a device for the continuous monitoring of a circulatory vessel of a living organism is provided that includes an in vivo flow cytometer, a clot monitoring system, and an alarm system. The in vivo flow cytometer includes a pulsed laser for pulsing a clot within the circulatory vessel and an ultrasound transducer for receiving a photoacoustic signal emitted by a clot in response to the at least one pulse of laser energy. The clot may be pulsed at a pulse wavelength ranging between about 500 nm and about 600 nm. The clot monitoring system analyzes a photoacoustic pattern that includes at least one photoacoustic signal and produces a detection signal if the photoacoustic pattern indicates a clot. The alarm system provides an alarm signal to the living organism in response to a detection signal produced by the clot monitoring system.

In yet another aspect, a wearable device for the continuous monitoring of a circulatory vessel of a living organism is provided that includes an in vivo flow cytometer, a clot monitoring system, an alarm system, and a power source. The in vivo flow cytometer includes a pulsed laser for pulsing a clot within the circulatory vessel and an ultrasound transducer for receiving a photoacoustic signal emitted by a clot in response to the at least one pulse of laser energy. The clot may be pulsed at a pulse wavelength ranging between about 500 nm and about 600 nm. The clot monitoring system analyzes a photoacoustic pattern that includes at least one photoacoustic signal and produces a detection signal if the photoacoustic pattern indicates a clot. The alarm system provides an alarm signal to the living organism in response to a detection signal produced by the clot monitoring system. The power source provides power to the in vivo flow cytometer, the clot monitoring system, and the alarm system. The device is secured to an appendage of the living organism chosen from an arm, a leg, a finger, a toe, a neck, and a head.

The devices and methods provided in various aspects of the invention overcome limitations of previous devices and methods for clot detection and treatment. Non-invasive photoacoustic flow cytometry devices may be used in conjunction with the method of detecting a clot property to continuously monitor the blood flow through a circulatory vessel of a living organism for extended periods. As a result, the entire blood volume may be assessed for clot properties such as the presence, concentration, composition, or size of circulating clots as the blood flow passes through a circulatory vessel. Further, the progression of a clot-related health condition, or the efficacy of an anti-clot treatment may also be assessed over extended periods without need for multiple invasive procedures such as repeated blood sampling.

As previously disclosed in our filing on Form 8-K on February 24, 2014, in the normal course of events, we confirmed, on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of Our License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  We continue to assess the significance of the impact of this event on the viability of Our License, but at this point we are continuing the development of our iV3 technology and products.  On January 17, 2014, the patent committee at UAMS approved the filing of a new patent application reflecting the changes to the photoacoustic technology that were made through continuing efforts after the three patents that were covered under Our License were filed.

U.S. Patent Applications Serial No. 12/945,576 and Serial No. 13/253,767 were filed in November 2010 and October 2011, respectively, as updated manifestations of the technology developed through continuing efforts.  The two later filings (12/945,576 and 13/253,767) are related in part to the original filing (12/334,217) as divisionals and continuations and have not yet begun formal examination on their merits due to normal U.S. Patent and Trademark Office delays.  The grant of a patent by the U.S. Patent Office does not insure that the patent will be upheld in litigation seeking to protect the patent or that the patent will not be found to infringe on patents held by others, including US patent numbers 8,178,342, 8,108,031, 7,491,502 and 7,264,794.  The licensed patents do not cover the physical mechanism of photoacoustic signal detection in itself.  In fact, there are several photoacoustic systems on the market and approximately 10 additional research set-ups which are currently using the mechanism of photoacoustic signal detection.  However, these systems and research set-ups are used for other applications than CTC detection, such as photoacoustic imaging, microscopy and 3D tomography because they are limited either by speed or sensitivity of detection.

Our Research Agreement

On April 18, 2013, we executed a Research Agreement (“Research Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) and its employees Laura Hutchins, M.D. and Vladimir Zharov, Ph.D. to sponsor research for the development of a prototype for the photoacoustic, in vivo real-time detection of circulating melanoma cells and a clinical trial in melanoma patients (“Research Project”).  The Research Project is described by the Research Plan titled “Optimization Of An Experimental Prototype For Photoacoustic Detection Of

Circulating Melanoma Cells And Clinical Trials In Humans” which was previously filed as Exhibit A, and by the Study Protocol titled “In Vivo Real-Time Detection of Circulating Melanoma Cells, Protocol #133965” which was previously filed as Exhibit B.  Our support to UAMS for the conduct of the Research Project consisted of monetary funding in the amount of $262,750 for the performance period from April 1, 2013 through August 31, 2013 (“first performance period”), and $436,485 for the performance period of September 1, 2013 through March 31, 2014 (“second performance period”) in accordance with the Budget (“Budget”) which was previously filed as Exhibit C. During the first performance period, the Budget covered 75% of the salary of Prof. Zharov as sub-investigator. During the second performance period, the Budget covered 10% of the salary of Prof. Hutchins as principal investigator and 80% of the salary of Prof. Zharov as sub-investigator. Payment for the second performance period was contingent on our ability to raise sufficient funds from investors and our prior approval. UAMS is responsible for all administrative costs including, but not limited to, institutional fees and overhead, Institutional Review Board (“IRB”) review, and any subsequent renewal fees, manuscript and abstract preparation and submission fees.  UAMS provides us with a Final Research Project Report within 3 months after the completion of the Research Project.  UAMS grants us access to the work product of the Research Project that may include, but is not limited to, prototype testing data, design specifications, diagrams and schematics, software, and grants us the ability to review design history documentation and design plan.  UAMS also grants us the right to demonstrate the prototype to prospective investors and commercial partners within a reasonable schedule.  Either party may terminate the Research Agreement: (1) if the other party breaches any of its obligations or provisions of the Research Agreement, provided however, that the defaulting party will be given not less than 30 days prior written notice of such default and the opportunity to cure the default during such period; (2) for any reason, with or without cause, upon 30 days prior written notice; or (3) immediately, for reasons of safety.  Upon termination of the Research Agreement, our sole obligation will be to pay UAMS a pro-rated amount in accordance with the Budget, for actual work performed pursuant to the Research Project.

On August 21, 2013, we did not approve the budget of the second performance period and sent a notice to the UofA terminating the second performance period pursuant to the Research Agreement because iV3 required further optimization and development under design control and implementation of GMP (“Good Manufacturing Practices”) quality control procedures and proper design history documentation. We plan to continue the development of iV3 under FDA’s Quality System Regulation 21 CFR 820. The UofA could assist the development of iV3 in a scientific advisory role. For a full description of our Research Agreement, the reader should review the agreement and Exhibits A, B and C which were previously filed as exhibits.

Device Approval Process

Our contemplated products will be regulated as medical devices and will be subject to extensive regulation by the FDA and other regulatory authorities in the US.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, or 510(k) clearance, or premarket approval (PMA) from the FDA.  The FDA classifies medical devices into one of three classes.  Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls.  Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.  The FDA may classify our iV3 as Class III devices, requiring PMA approval.  A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’s first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA maybe convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures.

We intend to first seek premarket approval for our iV3 device. However, once the PMA application is accepted, we may request a reclassification as a Class II device and pursue 510(k) clearance.  The FDA may agree if the risk is low enough, and safety and effectiveness can be assured with special controls in place, as it was the case for Johnson & Johnson’s CellSearch system which is currently the only FDA approved in vitro method for CTC detection.

The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•

the product may not be safe or effective to the FDA’s satisfaction;

•

the data from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired is submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling and device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. If a trial is considered a “Non-Significant Risk” (“NSR”) study subject to abbreviated IDE regulations, a formal IDE submission is not required by the FDA.  An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.  Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.  All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. .  Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

Although we believe our clinical trials will provide favorable data to support our PMA application, upon evaluation the FDA may conclude differently. Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition, and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•

establishing registration and device listing;

•

implementing QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

•

labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•

medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•

corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health.

Also, the FDA may require us to conduct post market studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level.  The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•

warning letters;

•

fines and civil penalties;

•

unanticipated expenditures;

•

delays in approving or refusal to approve our applications, including supplements;

•

withdrawal of FDA approval;

•

product recall or seizure;

•

interruption of production;

•

operating restrictions;

•

injunctions; and

•

criminal prosecution.

Our products will need to be manufactured in compliance with current Good Manufacturing Practices (“cGMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections If the FDA believes that we are not in compliance with QSR, it can shut down the manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees.  Any such action by the FDA would have a material adverse effect on our business.  We cannot assure you that we will be able to comply with all applicable FDA regulations.

Non-FDA Government Regulation

The advertising of our iV3 products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of the iV3 products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system.  These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.  These federal laws include, by way of example, the following:

•

the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;

•

the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;

•

the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•

the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and

•

the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.  These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.  Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient-specific health information.  These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.  Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years.  This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Competition

The cancer detection and treatment business is highly competitive.  Our iV3 product must gain acceptance by the medical community and show clinically meaningful advantages in performance.  There are a number of in vitro devices and assays used for the detection of CTCs.  However, Johnson & Johnson’s CellSearch System is the only in vitro assay that is currently approved by the U.S. Food and Drug Administration (FDA).  Management believes that our proposed products will have greater sensitivity than the CellSearch System and allow the in vivo examination of the entire blood volume so that partnering with an established company to market and brand our products will enhance our ability to compete.

Backlog

We are in a development stage and do not have any backlog.

Proposed Sales, Marketing and Advertising

We will seek commercial partners to market the products upon approval by the FDA and we do not intend to maintain a marketing department or sales force.

Environmental Matters

Laws and regulations relating to protection of the environment have not had and should not have a material impact on our business.

Proprietary Rights

In addition to our patent application we have entered into an employment agreement with our CEO and intend to enter into similar agreements with other key employees that require them to keep all of our proprietary information confidential.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Research and Development

We anticipate that our expenses in 2014 will include product development, design and contractor expenses, and professional fees.

Employees

Our CEO is employed by us on a part time basis.  We believe that our business can be carried forward by consultants and independent contractors in 2014.

Seasonality

We do not anticipate that our business will be seasonal to any material extent.

ITEM 1A.  RISK FACTORS

Risks Relating To Our Business

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

We are in an early development stage and have limited resources and are dependent on conducting successful clinical trials and raising additional capital.

To date our activities have involved obtaining and finalizing a license and research agreement with the UofA and raising sufficient funds for a first clinical trial and to file a Form 10 to become a public company.  As of December 31, 2013, we had $818,070 cash and cash equivalents on hand.  This is not sufficient to complete our clinical trials as a standalone company, which we estimate will cost approximately $9 to $10 million over the next four to five years.  We do not have any commitments for the additional capital we require and management believes that our ability to raise additional capital is highly dependent on the successful outcome of our clinical trials.  We will be able to fund the first stage of our clinical trials with cash on hand, but if any stage of our clinical trials produces ambiguous or unfavorable results, it is unlikely that we will be able to raise additional funds for subsequent stages and our business will fail and our stock will become virtually worthless.

Our auditors have qualified their opinion based on our ability to continue as a going concern.

Our auditors qualified their report that we will continue as a going concern because we have no revenues, have incurred recurring losses and recurring negative cash flow from operating activities, and have an accumulated deficit.  If we are unable to raise additional funds and continue as a going concern, investors in our stock will lose their money.

Even if our clinical trials are successful and we raise additional capital, our shareholders may suffer substantial dilution.

We will require $8 to $9 million in additional capital to complete our clinical trials as a standalone company.  We do not have any commitments for those funds, but are dependent on conducting successful clinical trials and seeking additional investors.  The terms of investment of any additional investors may result in substantial dilution to the holders of our common stock.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on patents obtained from the UofA under Our License to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. For example, US patent numbers 8,178,342, 8,108,031, 7,491,502 and 7,264,794 cover an in vivo flow cytometry method and system in which either labeled cells are illuminated by radiation and then the labeled cells emit fluorescence radiation for detection, or blood is illuminated by radiation and then backscattered radiation from the blood is measured. While our licensed photoacoustic wave technology neither detects fluorescence radiation, nor backscattered radiation, our technology or products may be found infringing on those patents. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our proposed products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. UAMS has applied for several United States patents which are the subject of Our License.  No assurance can be given that any of these patents will be granted, that, if granted, any patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of patent protection could materially adversely affect our business.

Any of the three patent applications that we licensed from the University of Arkansas under Our License could become not patentable and impact the viability of Our License.

A portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of Our License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  We continue to assess the significance of the impact of this event on the viability of Our License, but any other portion of the three licensed patent applications could become not patentable as well and impact the viability of Our License.  On January 17, 2014, the patent committee at UAMS approved the filing of a new patent application reflecting the changes to the photoacoustic technology that were made through continuing efforts after the three patents that were covered under Our License were filed.  If this new patent application is filed, a portion or the entire new patent application could become not patentable too.

The Federal government has “March-in Rights” to grant additional licenses to the patents that we licensed from the University of Arkansas under Our License.

The work resulting in the invention of the device described in the patent applications that we licensed was generated with the assistance of Federal grant funding.  Therefore, the Federal government has the rights established and described in 35 U.S.C. §§ 200-212. Of particular relevance is 35 U.S.C. § 202(c)(4), which in respect to any invention in which we elect rights, provides the Federal agency that gave the grant funding a nonexclusive, nontransferrable, irrevocable, paid-up license to practice or have practiced for or on behalf of the United States any subject invention throughout the world: Provided, that the funding agreement may provide for such additional rights, including the right to assign or have assigned foreign patent rights in the subject invention, as are determined by the agency as necessary for meeting the obligations of the United States under any treaty, international agreement, arrangement of cooperation, memorandum of understanding, or similar arrangement, including military agreement relating to weapons development and production. Also of particular relevance is 35 U.S.C. § 203, which establishes the “March-in Rights” granted to the government.  In summary, the statute provides the power for the Federal agency that gave the grant funding to bestow on a third-party applicant an additional license to the patents if that Federal agency determines that (1) we have not taken sufficient steps to achieve practical application of the technology; (2) action is necessary to alleviate health or safety needs not currently being addressed by us; (3) public use requirements specified by Federal regulations are not being met by us; or (4) the technology is not being manufactured substantially in the United States.  To date, despite multiple applications requesting such action, a Federal agency such as the NIH (National Institutes of Health) has never exercised the powers provided for in 35 U.S.C. § 203.

The ability of our iV3 device and its underlying PAFC technology to detect melanoma CTCs as demonstrated in pre-clinical feasibility studies in animal models, needs to be demonstrated in human clinical trials.  Our iV3 device and its underlying PAFC technology may not be able to detect melanoma CTCs in humans.

The ability of our iV3 device to detect melanoma CTCs as evidenced in feasibility studies described below, needs to be demonstrated in clinical trials.  Our clinical trials could fail to demonstrate the ability of the iV3 device to detect CTCs.

Pre-clinical feasibility studies using PAFC to date were performed on well-distinguished, 30-50 μm diameter blood vessels located approximately 40-100 μm deep in the thin ear vessels of the nude mouse model.  In melanoma tumor – bearing mouse models of our pre-clinical feasibility studies, no evidence of metastasis was found during the first 3 weeks after tumor inoculation of the mouse ear, while PAFC demonstrated early detection of CTCs 4 days after tumor inoculation.  Thus, CTCs can be readily detected with PAFC weeks before any evidence of detectable metastasis appears in tissue samples using conventional techniques.

For many years, oncologists believed that medical intervention may provoke metastasis.  However, no direct evidence was previously presented.  In our animal feasibility studies, we further discovered that palpation, biopsy, conventional and laser surgery may either initiate CTC release into the blood which previously did not contain CTCs, or may dramatically increase (10-50 fold) the CTC count above the previous level, which can increase the risk of metastasis. In particular, the ~120 g weight pressure or palpation (by squeezing of melanoma tumor with fingers), notably increased the CTC count that eventually led to the appearance of lung metastasis at Week 3.

Our iV3 device and its underlying PAFC technology may not achieve an enhanced sensitivity in comparison to in vitro detection methods.

In our pre-clinical feasibility studies in animal models, we estimated PAFC’s sensitivity threshold as 0.5-1 CTCs/mL which was limited by the small blood volume and verified by in vitro methods, and is comparable to in vitro sensitivity thresholds of 1 CTC/mL or 5,000 CTCs in 5L of the entire blood volume of an adult.  The PAFC sensitivity has the potential to be further improved 100 to 1,000 fold (i.e. 1 CTC/100mL or 1 CTC/1000mL) if the in vivo examination of 5L adult blood volume can achieve a sensitivity of 5 to 50 CTCs per 5L blood volume, which is unachievable using existing in vitro assays.  However, the clinical feasibility of such a 100 to 1,000 fold higher sensitivity of PAFC, and any side effects or adverse events in humans need to be determined in a clinical trial.  The clinical feasibility of a 100 to 1,000 fold higher sensitivity remains a hypothesis until a clinical trial has been conducted.  The outcome of the clinical trial is uncertain at this point and could fail to demonstrate an enhanced sensitivity.

The ability of our iV3 device and its underlying PAFC technology to purge blood of melanoma CTCs as demonstrated in pre-clinical feasibility studies in animal models, needs to be demonstrated in human clinical trials.  Our iV3 device and its underlying PAFC technology may not be able to purge blood of melanoma CTCs in humans.

We believe that PAFC may have potential for blood purging of CTCs through a photothermal ablation mechanism.  In particular, when we exposed an abdominal vessel in the mouse model of our feasibility studies to higher laser energy levels, laser-induced nanobubbles formed around overheated, strongly absorbing melanin nanoclusters in melanoma cells.  As a result, the rate of CTCs gradually decreased from 12 CTCs/min to 1-2 CTCs/min over a one hour monitoring period as we counted CTCs in the abdominal vessel.  Therefore, the generation of nanobubbles could be associated with the destruction of melanoma cells.  This data demonstrated an important potential to use PAFC for blood purging of CTCs in vivo by periodically exposing blood vessels to the laser.  Further studies in humans are required to determine whether blood purging of melanoma cells is effective enough to be used alone, or whether it should be used in combination with chemo-or radiation therapy.

The ability of our iV3 device and its underlying PAFC technology to detect CTCs with the assistance of functionalized nanoparticles as demonstrated in pre-clinical feasibility studies in animal models, needs to be demonstrated in human clinical trials.  Our iV3 device and its underlying PAFC technology may not be able to detect CTCs with the assistance of functionalized nanoparticles in humans.

In cancer types where PAFC cannot detect CTCs through label-free, intrinsic contrast such as breast cancer, functionalized nanoparticles are required.  We demonstrated in pre-clinical feasibility studies in animal models that magnetic nanoparticles, which were functionalized to target a receptor commonly found in breast cancer cells, bound (pegylated or “PEG”) and captured CTCs under a magnet in the bloodstream, followed by immediate PAFC detection. To improve detection sensitivity and specificity, gold-plated carbon nanotubes conjugated (pegylated or “PEG”) with folic acid were used as a second contrast agent. By integrating in vivo targeting, magnetic enrichment and signal amplification, our approach allowed CTCs to be concentrated from a large volume of blood in the vessels of tumor-bearing mice.  Hypothetically, this principle could be applied if breast cancer patients are injected functionalized magnetic nanoparticles and carry a magnet that is non-invasively attached to the skin above peripheral blood vessels for approximately an hour, followed by rapid PAFC detection of captured CTCs as markers for the early diagnosis of metastatic cancer.  Once detected, the captured CTCs can be microsurgically extracted for molecular and genetic tests or can be non-invasively ablated by laser in blood vessels (“blood purging”).  However, the clinical feasibility in patients and any potential side effects or adverse events will need to be determined in future clinical trials and is uncertain at this point.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and have a major effect on the amount of time to be spent by our auditors and attorneys.  However, our incurring these costs obviously is an expense to our operations and thus has a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Since approximately one third of our current assets are in overseas accounts, it may prove difficult for U.S. investors to reach those assets to satisfy any claims.

We maintain approximately one third of our current assets in overseas accounts for strategic reasons that management believes are beneficial to the Company and its shareholders.  However, in the event U.S. investors obtained a judgment or award against the Company for claims under federal or state securities laws, enforcement of such judgment or award would become more difficult as to those assets that are overseas.

We currently do not have, and may never develop, any commercialized products.

We are a development stage company and currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources since inception in developing the iV3 devices. Our iV3 products may require additional development and clinical evaluation and it will require regulatory approval, significant marketing efforts and substantial additional investment before it can provide us with any revenue.  While we believe the clinical results we will achieve with the iV3 devices will support submission of PMAs, commercialization of each of the iV3 products remains subject to certain significant risks. Our efforts may not lead to commercially successful products for a number of reasons, including:

•

we may not be able to obtain regulatory approvals for the iV3 products, or the approved indication may be narrower than we seek;

•

any of the iV3 products may not prove to be safe and effective in clinical trials to the FDA’s satisfaction;

•

physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of the iV3 products;

•

we may experience delays in our continuing development program;

•

any products that are approved by regulators  may not be accepted in the marketplace by physicians or patients;

•

we may not have adequate financial or other resources to complete the continued development or to commence the commercialization of the iV3 products and we will not have adequate financial or other resources to achieve significant commercialization of the iV3 products;

•

we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•

rapid technological change may make our technology and products obsolete.

If we are unable to obtain regulatory approval for or successfully commercialize the iV3 products, we will be unable to generate revenue.

We have not received, and may never receive, FDA approval to market any of the iV3 products.

We do not have the necessary regulatory approvals to market any of the iV3 products in the U.S. or in any foreign market. We plan initially to launch the iV3 device, once approved, in the U.S. The regulatory approval process involves, among other things, successfully completing clinical trials and obtaining PMA approval from the FDA. The PMA process requires us to prove the safety and effectiveness of the iV3 products to the FDA’s satisfaction. This process is expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after a PMA application is filed. The FDA may never grant approval. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•

any of our iV3 products may not be safe or effective to the FDA’s satisfaction;

•

the data we may obtain from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

While we believe that initial results for the iV3 products will support a favorable PMA review, the FDA may not consider the data we will gather in clinical trials sufficient to support approval of a PMA. The FDA may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to the PMA. The occurrence of unexpected findings in connection with any clinical trial may prevent or delay obtaining PMA approval, and may adversely affect coverage or reimbursement determinations.  If we are unable to complete our clinical trials necessary to successfully support our intended PMA applications, our ability to commercialize our iV3 products, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations. While we believe that our iV3 device will receive expedited review when submitted with the FDA, there is no assurances that the expedited review will shorten the iV3 FDA approval process.

If any of our devices are approved by the FDA, they may be approved only for narrow indications.

Even if approved, the iV3 devices may not be approved for the indications that are necessary or desirable for successful commercialization.  In the case of the iV3 device, our preference is to obtain a broad indication for use in assisting in the diagnosis of almost all pigmented melanomas. Approximately ten percent of pigmented melanoma lesions are nodular, a type of melanoma that is often missed by dermatologists in early stages.  If nodular melanoma lesions are not sufficiently well-represented in the iV3 database, the classifier may not differentiate nodular melanomas from non-melanomas with sufficient sensitivity and specificity. If we restrict the indications for use of the iV3 device to exclude certain melanoma lesion types, in addition to the other restrictions, then the size of the market for the iV3 device and the rate of acceptance of the iV3 device by physicians may be adversely affected.

If we wish to modify any of the iV3 products after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA, we may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of our devices and require us to make substantial additional research, development and other expenditures. We may not obtain the necessary regulatory approvals to market the iV3 products in the U.S. or anywhere else. Any delay in, or failure to receive or maintain, approval for our iV3 products could prevent us from generating revenue or achieving profitability, and our business, financial condition, and results of operations would be materially adversely affected.

Any of our devices may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payers.  The markets for our products may also be limited by the indications for which its use may be reimbursed.

The availability of medical insurance coverage and reimbursement for newly approved medical devices is uncertain.  In the U.S., physicians and other healthcare providers performing biopsies for suspicious skin lesions are generally reimbursed for all or part of the cost of the diagnosis and biopsy by Medicare, Medicaid, or other third-party payers.

The commercial success of our products in both domestic and international markets will significantly depend on whether third-party coverage and reimbursement are available for services involving our iV3 products. Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical devices, and as a result, they may not cover or provide adequate payment for the use of our devices.  In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge.  Even if Medicare and other third-party payers decide to cover procedures involving our product, we cannot be certain that the reimbursement levels will be adequate.  Accordingly, even if our iV3 products or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for medical devices in a variety of ways, depending on where and how the device is used. However, Medicare only provides reimbursement if the Centers for Medicare and Medicaid Services (“CMS”) determines that the device should be covered and that the use of the device is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are new statutory provisions intended to facilitate coverage determinations for new technologies, but it is unclear how these new provisions will be implemented. Coverage presupposes that the device has been cleared or approved by the FDA and further, that the coverage will be no broader than the approved intended uses of the device as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of the device. Should a very narrow coverage determination be made for our iV3 products, it may undermine the commercial viability of our iV3 products.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for a new technology, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical devices lag 15 months to five years or more behind FDA approval for that device. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

The FDA may require additional clinical trials and any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

While we are undertaking the clinical trials we believe to be compliant with FDA regulations, for the iV3 PMA (and later our other products), upon evaluation of the PMA application, the FDA may require us to conduct additional clinical studies.  The occurrence of unexpected findings in connection with any initial or subsequent clinical trial required by the FDA may prevent or delay obtaining PMA approval.  In addition subsequent clinical studies would require the expenditure of additional company resources and could be a long and expensive process subject to unexpected delays. Any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

We expect to operate in a highly competitive market, we may face competition from large, well-established medical device manufacturers with significant resources, and we may not be able to compete effectively.

We do not know of any product possessing the in vivo diagnostic capabilities of our iV3 products. Our iV3 product must gain acceptance by the medical community and show clinically meaningful advantages in performance.  There are a number of in vitro devices and assays used for the detection of CTCs.  However, Johnson & Johnson’s CellSearch System is the only in vitro device that is currently approved by the U.S. Food and Drug Administration (FDA).  Management believes that our proposed products will have greater sensitivity than the CellSearch System and allow the in vivo examination of the entire blood volume so that partnering with an established company to market and brand our products will enhance our ability to compete.  However, our present and future competitors may enjoy:

•

significantly greater name recognition;

•

established relations with healthcare professionals, customers and third-party payers;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, we may not be able to compete effectively against these companies or their products.

Technological breakthroughs in the diagnosis or treatment of cancer could render our products obsolete.

The precision optical imaging field is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical device industry with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the exploitation of computer-aided diagnosis, medical imaging, and other technologies our iV3 devices utilize. Some of these companies are working on potentially competing products or therapies, including confocal microscopy (a type of scanning microscopy for 3-dimensional specimens, which produces blur-free images at various depths), various forms of spectroscopy (a study of the way molecules absorb and emit light), other imaging modalities, including molecular imaging in which tagged antibodies search for cancer cell antigens, and molecular and genetic screening tests.  Molecular-based approaches are being investigated; Dermtech is exploring Messenger RNA analysis of surface cells, for example.

In addition, the National Institutes of Health and other supporters of cancer research are presumptively seeking ways to improve the diagnosis or treatment of melanoma and other cancer types by sponsoring corporate and academic research.  There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than our devices, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us.

FDA approval of a commercially viable alternative to our products produced by a competitor could significantly reduce market acceptance of our products. Any of the above competitive developments could have a material adverse effect on our business, financial condition, and results of operations.  There is no assurance that products, services, or technologies introduced prior to or subsequent to the commercialization of our products will not render our products less marketable or obsolete.

For initial or additional clinical trials required for our products by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we depend on clinical investigators and clinical sites and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

With respect to any additional clinical studies for our products which are required by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our clinical trials.  We may rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis.

However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our iV3 products or other products developed from our core technology.

Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated.

If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our iV3 products or other products developed from our core technology.

In addition to the foregoing, any initial or additional clinical studies for any of our iV3 products which are required by the FDA and any clinical trials relating to the development of our core technology for other applications may be delayed or halted, or be inadequate to support PMA approval, for numerous other reasons, including, but not limited to, the following:

•

the FDA, an Institutional Review Board (“IRB”) or other regulatory authorities place our clinical trial on hold;

•

patients do not enroll in clinical trials at the rate we expect;

•

patient follow-up is not at the rate we expect;

•

IRBs and third-party clinical investigators delay or reject our trial protocol;

•

third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•

regulatory inspections of our clinical trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our clinical trials, or invalidate our clinical trials;

•

changes in governmental regulations or administrative actions; and

•

the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

If our products are approved for reimbursement, we anticipate experiencing significant pressures on pricing.

Even if Medicare covers a device for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success.

We expect to experience pricing pressures in connection with the commercialization of our iV3 products and our future products due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our iV3 products and therefore, on our liquidity and our business, financial condition, and results of operations.

Our products may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain regulatory approval, patients with suspected metastasis development and physicians evaluating suspected metastasis development may not endorse iV3 and we may encounter similar resistance relating to our other products. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize any of our products until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions or other conditions addressed by our products and there are recommendations from prominent physicians that our products are effective. We cannot predict the speed at which physicians may adopt the use of any of our iV3 products.  If our products receive the appropriate regulatory approvals but do not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable.  The degree of market acceptance of our products will depend on a number of factors, including:

•

perceived effectiveness of our iV3 products;

•

convenience of use;

•

cost of use of our iV3 products;

•

availability and adequacy of third-party coverage or reimbursement;

•

approved indications and product labeling;

•

publicity concerning our iV3 products or competitive products;

•

potential advantages over alternative diagnostic methodologies;

•

introduction and acceptance of competing products or technologies; and

•

extent and success of our sales, marketing and distribution efforts.

The success of our iV3 product will depend upon the acceptance by physicians and hospitals who perform CTC searches and related procedures.

We will be subject to intense scrutiny before physicians will be comfortable incorporating our iV3 products in their diagnostic approaches.  We believe that recommendations by respected physicians and marketing by established licensees will be essential for the development and successful marketing of our products; however, there can be no assurance that any such recommendations will be obtained.  To date, the medical community has had little exposure to us and our iV3 product.

Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operational effectiveness of our iV3 products.  Even if we gain access to potential customers, no assurance can be given that oncologists, dermatologists, or other members of the medical community will perceive a need for or accept our iV3 products.  In particular, given the potentially fatal consequences of failing to detect CTC’s at the early, curable stages, practitioners may remain reluctant to rely upon the iV3 device, even after we receive approval from the FDA for marketing the product.

We intend to contract with third parties in order to sell and install our products.

To the extent that we enter into arrangements with third parties to perform marketing and distribution services in the U.S., our product revenue could be lower and our costs higher than if we directly marketed our products. Furthermore, to the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenue received will depend on the skills and efforts of others, and we do not know whether these efforts will be successful. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we will not be able to generate product revenue, and may not become profitable.

We have no manufacturing capabilities and manufacturing personnel, and intend to rely on third parties for manufacturing.  Accordingly, our manufacturing operations will be dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business. We anticipate contracting for final device assembly and integration, but no contract for such services on a commercial basis has yet been procured.

If our products are approved, we intend to rely on third party licensees for their manufacture.  Our success will therefore be dependent on those third parties’ ability to manufacture iV3 products that meet with all FDA requirements and are cost effective and reliable. Any failures on the part of those third parties could negatively affect our results.  The iV3 products are complex and may contain undetected design defects and errors when first introduced, or errors that may be introduced when enhancements are released. Such defects and errors may occur despite our testing, and may not be discovered until after our devices have been shipped to and used by our customers. The existence of these defects and errors could result in costly repairs, returns of devices, diversion of development resources and damage to our reputation in the marketplace. Any of these conditions could have a material adverse impact on our business, financial condition, and results of operations. In addition, when we contract with third-party manufacturers for the production of our products, these manufacturers may inadvertently produce devices that vary from devices we have produced in unpredictable ways that cause adverse consequences.

We intend to enter into a contract for commercial production of our devices once commercial specifications for the devices have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms.  Failure to enter into such an agreement would require us to expand our own manufacturing facilities or obtain such services elsewhere.  Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations.  The failure by us or our supplier to produce a sufficient number of devices that can operate according to our specifications could delay the commercial sale of our iV3 products, and would adversely affect both our ability to successfully commercialize any such product and our business, financial condition and results of operations.

We will not be able to sell our products unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation.

We have not yet successfully completed all the steps necessary to verify and validate the design of the iV3 system that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell the iV3 product, and we will not be able to meet our plans for the commercialization of the iV3 product.  Later discovery of previously unknown problems with the iV3 device, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA QSR, may result in restrictions on the iV3 product or its manufacturing processes, withdrawal of the iV3 product  from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Assuming that the iV3 device is approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with the iV3, products, they could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of the iV3 products, and with record keeping practices.

We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for any of the iV3 devices and will have to complete such an inspection successfully before we ship any commercial devices.

We are involved in a heavily regulated sector, and our ability to remain viable will depend on favorable government decisions at various points by various agencies.

From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture, and marketing of a medical device. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

The federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, as well as other relevant laws; (ii) CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (“OIG”) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). All of the aforementioned are agencies within HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

In addition to regulation by the FDA as a medical device manufacturer, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•

billing for services;

•

quality of medical equipment and services;

•

confidentiality, maintenance and security issues associated with medical records and individually identifiable health information;

•

false claims; and

•

labeling products.

These laws and regulations are extremely complex and, in some cases, still evolving. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. If our operations are found to be in violation of any of the federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

The application of the privacy provisions of HIPAA is uncertain.

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (insurers, clearinghouses, and most healthcare providers) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. Certain entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information.

It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that based on our current business model, we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of the patient information that we or our physician customers receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our iV3 products. We also may be liable under state laws governing the privacy of health information.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from shipping affected products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief. Our patents may also be subject to challenge on validity grounds, and our patent applications may be rejected.

Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Our potential competitors may assert that some aspect of the intellectual property utilized in our products infringes their patents. Because patent applications may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patents on which our owned or licensed intellectual property infringes. There also may be existing patents of which we are unaware that one or more components of our products’ systems may inadvertently infringe.

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our iV3 products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We also may rely on our patents, patent applications and other intellectual property rights to give us a competitive advantage. Whether a patent is valid, or whether a patent application should be granted, is a complex matter of science and law, and therefore we cannot be certain that, if challenged, our patents, patent applications and/or other intellectual property rights would be upheld. If one or more of those patents, patent applications and other intellectual property rights are invalidated, rejected or found unenforceable, that could reduce or eliminate any competitive advantage we might otherwise have had.

New product development in the medical device industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth would be delayed.

Our long-term success is dependent, in large part, on the design, development and commercialization of our iV3 products and other new products and services in the medical device industry. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that our iV3 products or other potential products will achieve market acceptance.

In addition, changes in regulatory policy for product approval during the period of product development, and regulatory agency review of each submitted new application, may cause delays or rejections. It may be necessary for us to enter into licensing arrangements in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such licensing arrangements on terms favorable to us or at all. Failure to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on our business, financial condition, and results of operations.

We face the risk of product liability claims and may not be able to obtain or maintain adequate insurance.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those that may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if any of our products causes, or merely appears to have caused, an injury or if a patient alleges that any of our products failed to provide appropriate diagnostic information on CTCs when metastasis development was subsequently found to be present. Claims may be made by patients, healthcare providers or others involved with our iV3 products.

Each of our products will require PMA approval prior to commercialization in the U.S. The clinical studies of our devices may be considered by the FDA as “Non-Significant Risk.”  Consequently, the trials may be conducted under the auspices of an abbreviated Investigational Device Exemption.  We therefore may only maintain limited domestic clinical trial liability insurance, as may be required by clinical sites.  We intend to obtain clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we intend to obtain general liability insurance that we believe will be appropriate, and anticipate obtaining adequate product liability insurance before commercialization of any of our iV3 products, this insurance is and will be subject to deductibles and coverage limitations.

Our anticipated product liability insurance may not be available to us in amounts and on acceptable terms, if at all, and if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage, or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to operate our devices.  If these medical personnel are not properly trained or are negligent, we may be subjected to liability. These liabilities could prevent or interfere with our product commercialization efforts.  Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of any of our devices in the market.

Insurance and surety companies have reassessed many aspects of their business and, as a result, may take actions that could negatively affect our business. These actions could include increasing insurance premiums, requiring higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain and maintain regulatory approval in foreign jurisdictions will prevent us from marketing abroad.

We intend to seek partners to develop and market our iV3 product internationally. Outside the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, in addition to other risks. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Foreign regulatory agencies, as well as the FDA, periodically inspect manufacturing facilities both in the U.S. and abroad. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We have not taken any significant actions to obtain foreign regulatory approvals. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any of our products in any market on a timely basis, or at all. Our inability or failure to comply with varying foreign regulation, or the imposition of new regulations, could restrict our sale of products internationally.

Risks Relating to our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this filing on Form 10-K, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. We requested that a broker-dealer files an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by FINRA. There can be no assurance as to whether any market member will agree to make an application for us, whether such market maker will actually file the application or if that application will be accepted by FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker-dealer made the suitability determination, and

•

that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

We are an “emerging growth company” as defined in the JOBS Act and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Management intends to take full advantage of the regulatory relief afforded by the JOBS Act.  We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are incurring increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an "emerging growth company." We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Stock Market. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Our Board of Directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 2,000,000 shares of preferred stock, $0.0001 par value. As of the date of this filing on Form 10-K, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup. In addition, limitations on indemnification which we are allowed to offer may discourage qualified persons from serving as our officers or directors.

We anticipate our stock being quoted on the OTCBB which may result in limited liquidity and the inability of our stockholders to maintain accurate price quotations of their stock.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

It is anticipated that our stock price will be volatile and the value of your shares may be subject to sudden decreases.

Our stock price is likely to be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The following factors, in addition to other risk factors described in this section and general market and economic conditions, may have a significant impact on the market price of our common stock:

•

results of our research and development efforts and our clinical trials;

•

the timing of regulatory approval for our products;

•

failure of any of our products, if approved, to achieve commercial success;

•

the announcement of new products or product enhancements by us or our competitors;

•

regulatory developments in the US and foreign countries;

•

ability to manufacture our products to commercial standards;

•

developments concerning our clinical collaborators, suppliers or marketing partners;

•

changes in financial estimates or recommendations by securities analysts;

•

public concern over our products;

•

developments or disputes concerning patents or other intellectual property rights;

•

product liability claims and litigation against us or our competitors;

•

the departure of key personnel;

•

changes in the structure of and third-party reimbursement in the US and other countries;

•

general economic, industry and market conditions; and

•

future sales of our common stock by us to fund our operations.

A decline in the market price of our common stock could cause you to lose some or all of your investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort may not be adequate.

Your stock ownership will be diluted by our issuance of additional securities, including in connection with subsequent rounds of financing.

We will need further financing for the continued growth of our business to achieve our planned growth.  No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Raising additional financing may result in our issuing additional securities, which could result in the dilution of your ownership percentage of us. We may also decide to issue shares in exchange for the acquisition of other companies in order to expand business operations. The issuance of any such shares will have the effect of further diluting your ownership percentage.

There may be restrictions on your ability to resell shares of Common Stock under Rule 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available (the “Rule 144 resale conditions”). At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of Common Stock.

We do not anticipate paying dividends.

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our present operations do not require a permanent staffed office.  We have entered a “Virtual Offices Services Agreement with an unaffiliated party which allows us to receive mail and book rooms on an “as needed” basis for an hourly fee ranging from $30 to $150 per hour depending on the size of the room.  We pay $79 per month for these services and believe that they are sufficient for our foreseeable needs.  The agreement is on a month to month basis and management believes that if required, the Company could obtain similar services at a similar cost.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 20,000,000 shares of common stock. There are 3,171,816 shares of our common stock issued and outstanding as of the date of this prospectus which shares are held by approximately 47 shareholders. The holders of our common stock:

•	Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the Board of Directors;
•	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights, or redemption; and
•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will make trading difficult or impossible regarding negative implications of being classified as a "Penny Stock."

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. No shares of preferred stock have been designated, issued or outstanding. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue up to 2,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our Board of Directors may determine, without further vote or action by our stockholders:

•	the number of shares and the designation of the series;
•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;
•	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;
•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Authorized but Un-issued Capital Stock

Delaware law does not require stockholder approval for any issuance of authorized shares. However, the marketplace rules of the NASDAQ, which would apply only if our common stock were listed on the NASDAQ, require stockholder approval of certain issuances of common stock equal to or exceeding 20% of the then-outstanding voting power or then-outstanding number of shares of common stock, including in connection with a change of control of the Company, the acquisition of the stock or assets of another company or the sale or issuance of common stock below the book or market value price of such stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock may be to enable our Board of Directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

Shareholder Matters

Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Transfer Agent

The transfer agent for our common stock is Nevada Agency and Transfer Company whose address is 50 West Liberty Street, Suite 880, Reno NV 89501. Its telephone number is 775-322-0626.

Market Information

Our common stock is not currently quoted in any market.  We have engaged a market maker to apply for inclusion of our stock on the OTCQB, but no assurance is given that this will be accomplished.

Shareholders

As of March 18, 2014, we had 3,171,816 shares of common stock issued and outstanding and approximately 47 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, debt covenants and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.  Management is not aware of any such rights.

Securities Approved For Issuance Under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2013, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

Recent Sales of Unregistered Securities

The following is a summary of all transactions since inception (August 29, 2012) to the date of this filing involving our sales of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

Upon our organization we issued 2,000,000 shares to our 34 founders.  George Yu received 200,000 founder shares; Anchie Kuo received 60,000 shares and William Callahan received 26,000 shares.  All of such transactions with the Company’s founders were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the shares issued in such transactions bear an appropriate restrictive legend.

We engaged in a private offering of our common stock and Elizabeth A. and Luc H. Meyer purchased 350,000 shares for $350,000 (the same price per share as all other purchasers in our private offering).  A total of 965,000 shares were sold in the private offering to 10 investors.  These shares were issued in a private offering pursuant to Regulation D under the Securities Act of 1933, as amended, and each of the investors therein represented in writing that such investor was an accredited investor as that term is defined in Regulation D and that he was acquiring the shares for his own account and for investment.  A copy of such subscription agreement is filed as Exhibit 10.4 to this registration statement. The private offering was, accordingly, also exempt by reason of Section 4(6) of the Act.

Under his retainer agreement with the Company in October 2012, Mr. Hariton, our counsel, was issued 10,000 shares in a transaction exempt under Section 4(2) of the Securities Act of 1933.  The certificate for these shares bears a restrictive legend.  The shares were expensed by us at $10,000, the price in the private offering.

No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records.

We issued 161,316 shares to UofA pursuant to Our License.  Such issuance was exempt under Section 4(2) of the Securities Act of 1933 and the certificate for these shares bears and appropriate restrictive legend.

On February 6, 2013, we sold 10,000 shares for $10,000 to an existing and interested shareholder in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On June 15, 2013, we issued 26,000 shares of our common stock to our previous board director William Callahan in an isolated transaction per his consulting agreement with the Company in connection with him providing product development consulting services to the Company. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 10, 2014, we sold 5,000 shares for $10,000 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 16, 2014, we sold 4,500 shares for $3,500 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We are a development stage medical device company. We were incorporated in Delaware on August 29, 2012 to develop and commercialize medical device technologies for the early detection, capturing and targeted destruction of cancer cells. Our current device candidate named “iV3” is derived from a patent pending technology platform. We own the exclusive, global rights to iV3 under a license agreement with the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas, that developed iV3 pursuant to a research and development program commencing in 2008 and funded with US$4.4 million to date by the National Health Institutes/National Cancer Institute, the Department of Defense (DoD), UAMS/Bioventures, and state grants.   Effective December 15, 2012, we entered into an exclusive license, that continues until the expiration of the underlying patents, with the UAMS and the University of Arkansas to further develop and commercialize our medical device technologies.  Management believes that our licensed technologies will allow the early detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs).  We are working towards designing and building prototype devices so that we can conduct clinical trials to prove the safety and efficacy of our proposed products and seek an established medical device manufacturer to partner with us on production and commercialization.  We cannot assure you that we will be successful in these endeavors.

Recent Developments

On April 18, 2013, we executed a Research Agreement (“Research Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) and its employees Laura Hutchins, M.D. and Vladimir Zharov, Ph.D. to sponsor research for the development of a prototype for the photoacoustic, in vivo real-time detection of circulating melanoma cells and a clinical trial in melanoma patients (“Research Project”). Our support to UAMS for the conduct of the Research Project consisted of monetary funding in the amount of $262,750 for the first performance period from April 1, 2013 through August 31, 2013, and $436,485 for the second performance period of September 1, 2013 through March 31, 2014. Payment for the second performance period was contingent on our ability to raise sufficient funds from investors and our prior approval. UAMS would be responsible for all administrative costs including, but not limited to, institutional fees and overhead, Institutional Review Board (“IRB”) review, and any subsequent renewal fees, manuscript and abstract preparation and submission fees. UAMS would provide us with a Final Research Project Report within 3 months after the completion of the Research Project.  UAMS would grant us access to the work product of the Research Project that may include, but is not limited to, prototype testing data, design specifications, diagrams and schematics, software, and grant us the ability to review design history documentation and design plan.  UAMS would also grant us the right to demonstrate the prototype to prospective investors and commercial partners within a reasonable schedule.  Either party may terminate the Research Agreement: (1) if the other party breaches any of its obligations or provisions of the Research Agreement, provided however, that the defaulting party will be given not less than 30 days prior written notice of such default and the opportunity to cure the default during such period; (2) for any reason, with or without cause, upon 30 days prior written notice; or (3) immediately, for reasons of safety.  Upon termination of the Research Agreement, our sole obligation will be to pay UAMS a pro-rated amount for actual work performed pursuant to the Research Project.

After completing the examination of Cohort #1 per Research Agreement consisting of ten healthy control subjects and 6 subjects who had melanoma, we determined that iV3 sufficiently demonstrated clinical feasibility and required further optimization and development under design control and implementation of GMP (“Good Manufacturing Practices”) quality control procedures and proper design history documentation.  We, therefore, terminated the further examination of Cohorts #2 and #3 and the second performance period of our Research Agreement with the University of Arkansas (UofA) per our Termination Notice that was sent to UofA on August 21, 2013.

As previously disclosed in our filing on Form 8-K on February 24, 2014, in the normal course of events, we confirmed, on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of Our License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  We continue to assess the significance of the impact of this event on the viability of Our License, but at this point we are continuing the development of our iV3 technology and products.  On January 17, 2014, the patent committee at UAMS approved the filing of a new patent application reflecting the changes to the photoacoustic technology that were made through continuing efforts after the three patents that were covered under Our License were filed.

Plan of Operations

Our current plan is to continue the development of iV3 under FDA’s Quality System Regulation 21 CFR.  The UofA could assist the development of iV3 in a scientific advisory role. The current iV3 prototype requires further optimization of its parameters and testing of its performance metrics which would then be followed by the designing, building and testing of a portable, ergonomic, commercial version of the prototype for clinical trial use.  After completing the development of this commercial version of our prototype, we would continue our regulatory approval pathway through an Investigational Device Exemption application (“IDE”) with the FDA which could provide clearance to conduct a multi-center, prospective clinical trial with approximately 200-400 patients for a single cancer indication as we expect will be required by the FDA for approval.  If there is a substantially equivalent marketed device to reference, then iV3 can be classified as Class II and a 510(k) used for a premarket notification.  In order to be found substantially equivalent the devices must be (a) similar in intended use and (b) similar in technology.  We expect to reference Johnson & Johnson’s CellSearch System as a predicate since its intended use is similar as the CellSearch System is the only currently FDA approved in vitro method for CTC detection. Similar to the CellSearch System, iV3 targets the evaluation of CTCs as a method to assess patient prognosis and predict progression free survival and overall survival. However, iV3’s in vivo technology is not similar to the CellSearch System’s in vitro method. Therefore, iV3’s device classification will be subject to the FDA’s determination after we submitted an IDE and entered into a dialogue with the FDA.  If iV3 is initially classified as a new Class III device, the Company may request, within 30 days once the PMA application is accepted, a reclassification as a Class II. The FDA may agree if the risk is low enough, and safety and effectiveness can be assured with special controls in place, as it was the case for Johnson & Johnson’s CellSearch System.  Although we believe our clinical trials will satisfy any protocol agreement we will negotiate with the FDA, they may ultimately be determined to be inadequate to support approval of a PMA application, or 510(k) clearance.

The entire development of the iV3 product to FDA approval is estimated to cost approximately $9-10 million over 4-5 years for a standalone company if a multi-center clinical trial with 200-400 patients is required for the approval of a single cancer indication as it was the case for Johnson & Johnson’s CellSearch System. However, the Company will pursue a strategic collaboration partnership which may accelerate the development timeline, share expenses, and also provide access to ex-US markets.  The entire development of the iV3 product to FDA approval may also cost substantially more than $9-10 million and may require a substantially longer development timeline than 4-5 years.  Higher development expenses and delays may be caused by but are not limited to sub-optimal product performance and continued product optimization cycles, adverse clinical results and repeat of clinical trials, or delays of an FDA approval.  In such a scenario, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

By using our own capital resources and accessing external funding sources, we expect to operate as a technology development company with limited capital expenditures focused on commercial applications by pursuing (i) product development; (ii) capturing and protecting intellectual property; and (iii) expanding our commercial partner relationships.  By employing this business model, management believes that it can effectively deploy capital and maximize shareholder return.

As we continue the development of iV3, we are seeking strategic partnerships with established diagnostic and medical device/imaging companies to pursue further development, regulatory approval and commercialization of iV3. The Company does not expect to manufacture finished devices, nor conduct direct or indirect sales of products which will allow the Company to avoid significant capital investment in production facilities and sales and marketing teams. It is difficult to predict whether we will be able to enter into beneficial commercial partner relationships with recognized medical equipment manufacturers and our ultimate success remains uncertain.

Need for Additional Capital

To become profitable and competitive, and execute strategic acquisitions, we may have to raise additional capital.  If we are unable to raise additional equity capital to develop our business and continue earning revenues, we might have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The reader is referred to our financial statements included elsewhere herein.  As of December 31, 2013, we had $818,070 in cash and cash equivalents. Management estimates that our costs to develop and optimize the current iV3 prototype to a commercial version that can be used for clinical trials will be approximately $750,000.  Nevertheless, we are actively seeking additional capital investment as the total course of our clinical trials over the next four to five years is estimated by management to be from $9,000,000 to $10,000,000 as a standalone company.  We cannot assure you that we will have access to the funding required for our clinical trials or that if available it will be available on terms that are not dilutive to our present shareholders.  If the funding is not available, we may have to severely curtail or cease operations. Management believes that once we obtain an OTCBB listing, we will be able to seek additional funding through a private placement.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that obtaining an OTCBB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards continued development and optimization of our current iV3 prototype.

Results of Operations for the Twelve Months ended December 31, 2013

Revenues

We had no revenues as a development stage company for the twelve months ended December 31, 2013.

Operating Expenses

Amortization Expenses:  Amortization expenses were $107,757 for the twelve months ended December 31, 2013 and are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The full remaining asset value of the U.S. Patent Application Serial No. 12/334,217 of $95,940 as of September 30, 2013 was amortized on December 31, 2013 because a portion of this licensed patent application had been rejected by the United States Patent and Trademark Office as not being patentable and this patent application was then abandoned by the UAMS.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.

Research and Development:  Research and development expenses were $529,874 for the twelve months ended December 31, 2013 and consisted of consulting fees incurred in connection with the research agreement with UAMS, prototype optimization and development, preparation of a product development plan, regulatory review, and licensing fees incurred in connection with Our License.

General and Administrative:  General and administrative expenses were $122,100 for the twelve months ended December 31, 2013 and consisted of employee salaries, legal and audit fees in connection with the Form 10 registration and public filings, and other administrative expenses.

Net Loss

We had a net loss of $770,709 for the twelve months ended December 31, 2013 due to the research agreement with UAMS, prototype optimization and development, the Form 10 registration and public filings of the Company.

Results of Operations from Inception on August 29, 2012 through December 31, 2013

Revenues

We had no revenues as a development stage company from inception on August 29, 2012 through December 31, 2013.

Operating Expenses

Amortization Expenses:  Amortization expenses were $108,320 from inception on August 29, 2012 through December 31, 2013 and are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The full remaining asset value of the U.S. Patent Application Serial No. 12/334,217 of $95,940 as of September 30, 2013 was amortized on December 31, 2013 because a portion of this licensed patent application had been rejected by the United States Patent and Trademark Office as not being patentable and this patent application was then abandoned by the UAMS.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.

Research and Development:  Research and development expenses were $537,874 from inception on August 29, 2012 through December 31, 2013 and consisted of consulting fees incurred in connection with the research agreement with UAMS, prototype optimization and development, preparation of a product development plan, regulatory review, and licensing fees incurred in connection with Our License.

General and Administrative:  General and administrative expenses were $152,462 from inception on August 29, 2012 through December 31, 2013 and consisted of employee salaries, legal and audit fees in connection with the Form 10 registration and public filings, and other administrative expenses.

Net Loss

We had a net loss of $809,634 from inception on August 29, 2012 through December 31, 2013 due to the research agreement with UAMS, prototype optimization and development, the Form 10 registration and public filings of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant accounting policies and methods used in preparation of the financial statements are described in Note 1 to our financial statements included in this Form 10-k.  We evaluate our estimates and assumptions on a regular basis, based on historical experience and other relevant factors.  Actual results could differ materially from these estimates and assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our financial statements included in this registration statement.

Patent Rights

We capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”).  The capitalized licensing fees of $94,251 net of an accumulated amortization expense of $108,320 as of December 31, 2013 consist of $41,255 in historic patent costs that UAMS incurred, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.  The 161,316 shares of common stock that were issued to UAMS are valued at $1 per share, equal to the pre-money valuation of our common stock funding round.  The historic patent costs of $41,255 are accounted for at cost and together with the $161,316 worth of shares of common stock issued to UAMS are capitalized as an asset as “Patent rights” on our balance sheet.  The Company is required to reimburse UAMS in accordance with the following schedule outlined in Our License:

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

The capitalized licensing fees are amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  Estimated patent life is 20 years from the date on which the application for a patent was filed.  The full remaining asset value of the U.S. Patent Application Serial No. 12/334,217 of $95,940 as of September 30, 2013 was amortized on December 31, 2013 because a portion of this licensed patent application had been rejected by the United States Patent and Trademark Office as not being patentable and this patent application was then abandoned by the UAMS. The amortized amount in the year ended December 31, 2013 was $107,757 and total accumulated amount as of December 31, 2013 was $108,320.  The Company expects to amortize $6,752 in licensing fees per year in each of the succeeding fiscal years.

Research and Development Expenses

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our products are determined to be commercially available, we will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product. The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions. A significant change to these assumptions could impact the estimated useful life of our commercial products resulting in a change to amortization expense and impairment charges.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of audited financial statements for the year ended December 31, 2013 and from Inception on August 29, 2012 through December 31, 2013.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cyto Wave Technologies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Cyto Wave Technologies, Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from inception on August 29, 2012 through December 31, 2013. Cyto Wave Technologies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyto Wave Technologies, Inc (A Development Stage Company) as of December 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period since inception on August 29, 2012 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note #2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note #2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 13, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Balance Sheets
(Audited)

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash and cash equivalents	$818,070	$948,445
Marketable securities	-	-
Total current assets	818,070	948,445

Patent rights, net (Note 3)	94,251	202,008

Total assets	$912,321	$1,150,453

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $45,000 as of December 31, 2013 and $20,000 as of December 31, 2012	$209,679	$63,055
Total current liabilities	209,679	63,055

Convertible Notes	350,000	-

Total liabilities	559,679	63,055

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 3,162,316 shares as of December 31, 2013 and 3,126,316 shares as of December 31, 2012	316	313
Additional paid-in capital	1,161,960	1,126,010
Accumulated deficit	(809,634)	(38,925)
Total stockholders' deficit	352,642	1,087,398

Total liabilities and stockholders' deficit	$912,321	$1,150,453

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Operations
(Audited)

	Year Ended December 31, 2013	From Inception on August 29, 2012 to December 31, 2012	From Inception on August 29, 2012 to December 31, 2013

Revenue	$-	$-	$-

Operating Expenses
Amortization Expense *	107,757	563	108,320
Research & Development	529,874	8,000	537,874
General and Administrative	122,100	30,362	152,462
Total Operating Expenses	759,730	38,925	798,655

Loss from Operations	(759,730)	(38,925)	(798,655)

Interest Income (Expense)	(8,364)	-	(8,364)
Realized Income (Loss)	(2,615)	-	(2,615)
Loss before provisions for income taxes	(770,709)	(38,925)	(809,634)

Provision for income taxes	-	-	-
Net Loss	$(770,709)	$(38,925)	$(809,634)

Loss per common share - basic and fully diluted:	$(0.24)	$(0.05)	$(0.32)

Weighted average number of basic and fully diluted common shares outstanding	3,149,541	785,976	2,550,127

* Both the Year ended December 31, 2013 and the Period from Inception on August 29, 2012 to December 31, 2013 include a patent impairment loss of $95,940 as described under "Patent Rights"

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statements of Cash Flow
(Audited)

	Year Ended December 31, 2013	From Inception on August 29, 2012 to December 31, 2013

Cash flows from operations:
Loss from continuing operations	$(770,709)	$(809,634)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	107,757	108,320
Realized Gain/Loss on marketable securities	2,615	2,615
Changes in operating assets and liabilities:
Accounts payable and other accruals	146,624	209,679
Net cash used in operations	(513,713)	(489,020)

Investment activities:
Investment in patent rights	-	(41,255)
Investment in marketable securities	(2,615)	(2,615)
Net cash used in investment activities	(2,615)	(43,870)

Financing activities:
Convertible notes received	350,000	350,000
Share subscriptions received	35,953	1,000,960
Net cash provided by financing activities	385,953	1,350,960

Net (decrease) / increase in cash	(130,375)	818,070

Cash, beginning of period	948,445	-
Cash, end of period	$818,070	$818,070

Non-cash transactions
Issuance of common stock per licensing agreement	$-	161,316

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Period from Inception on August 29, 2012 through December 31, 2013
(Audited)

	Common Stock	Amount	Additional paid-in capital	Accumulated (Deficit)	Stockholders' Equity

Balance August 29, 2012 (Inception)	-	-	-	-	-

Shares issued to founders on November 29, 2012	2,000,000	200	(200)	-	-
Shares issued pursuant to private placement on November 29, 2012	965,000	97	964,911	-	965,007
Shares issued to UAMS pursuant to licensing agreement on December 15, 2012	161,316	16	161,300	-	161,316
Net (loss) for the period	-	-	-	(38,925)	(38,925)

Balance December 31, 2012	3,126,316	$ 313	$ 1,126,010	$ (38,925)	$ 1,087,398

Shares issued pursuant to private placement on February 6, 2013	10,000	1	9,952	-	9,953
Shares issued pursuant to Bill Callahan consulting agmt on June 15, 2013	26,000	3	25,997	-	26,000
Net (loss) for the period	-	-	-	(770,709)	(770,709)

Balance December 31, 2013	3,162,316	$ 316	$ 1,161,960	$ (809,634)	$ 352,642

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cyto Wave Technologies, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 29, 2012. The Company elected its fiscal year ending on December 31. The Company is a development stage company as defined in the Accounting Standards Codification 915, Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances, and research & development.

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

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2013, $80,354 of the Company’s cash balances at a US domestic bank exceeded the FDIC’s insured limits and $280,594 of the Company’s cash balances at an offshore bank were not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

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

December 31, 2013

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

Research and Development Expenses

We expense all of our research and development expenses in the period in which they are incurred.  At such time as our products are determined to be commercially available, we will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial product.  The estimated life of the commercial product will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of our commercial products resulting in a change to amortization expense and impairment charges.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities. As a result of the initial period’s incurred loss the deferred tax asset has been fully reserved.

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ended December 31, 2013, and has an accumulated deficit of $809,634 as of December 31, 2013. The Company has relied upon raising capital through private placements to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CYTO WAVE TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

3 – PATENT RIGHTS

The Company capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”).  The capitalized licensing fees of $94,251 net of an accumulated amortization expense of $108,320 as of December 31, 2013 consist of $41,255 in historic patent costs that UAMS incurred, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License.  The 161,316 shares of common stock that were issued to UAMS are valued at $1 per share, equal to the pre-money valuation of our common stock funding round.  The historic patent costs of $41,255 are accounted for at cost and together with the $161,316 worth of shares of common stock issued to UAMS are capitalized as an asset as “Patent rights” on our balance sheet.  The Company is required to reimburse UAMS in accordance with the following schedule outlined in Our License:

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

The capitalized licensing fees are amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  Estimated patent life is 20 years from the date on which the application for a patent was filed.  The full remaining asset value of the U.S. Patent Application Serial No. 12/334,217 of $95,940 as of September 30, 2013 was amortized on December 31, 2013 because a portion of this licensed patent application had been rejected by the United States Patent and Trademark Office as not being patentable and this patent application was then abandoned by the UAMS.  The amortized amount in the year ended December 31, 2013 was $107,757 and total accumulated amount as of December 31, 2013 was $108,320.  The Company expects to amortize $6,752 in licensing fees per year in each of the succeeding fiscal years.

4 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $262,041 which is calculated by multiplying a 34% estimated tax rate by the cumulative NOL of $770,709. The total valuation allowance is a comparable $262,041. Details are as follows:

Twelve Months Ended December 31, 2013
Deferred Tax Asset	262,041
Valuation Allowance	(262,041)
Current Taxes Payable	0.00
Income Tax Expense	$ 0.00

CYTO WAVE TECHNOLOGIES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$ 8,564	2032
2013	$ 262,041	2033
Total NOL	$ 270,605

5 – RELATED PARTY TRANSACTIONS

Accounts payable includes $45,000 of accrued salary due to the Company’s Chief Executive Officer as of December 31, 2013.

6 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 Common Shares and 2,000,000 Preferred Shares at a par value of $0.0001 per share.

On February 6, 2013, we sold 10,000 shares for $10,000 to an existing and interested shareholder in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On June 15, 2013, we issued 26,000 shares of our common stock to our previous board director William Callahan in an isolated transaction per his consulting agreement with the Company in connection with him providing product development consulting services to the Company. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 10, 2014, we sold 5,000 shares for $10,000 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 16, 2014, we sold 4,500 shares for $3,500 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

7 – CONTINGENCIES & COMMITMENTS

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

8 - CONVERTIBLE NOTES

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

December 31, 2013

any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended September 30, 2013.

9 - SUBSEQUENT EVENTS

As previously disclosed in our filing on Form 8-K on February 24, 2014, in the normal course of events, we confirmed, on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of Our License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  We continue to assess the significance of the impact of this event on the viability of Our License, but at this point we are continuing the development of our iV3 technology and products.  On January 17, 2014, the patent committee at UAMS approved the filing of a new patent application reflecting the changes to the photoacoustic technology that were made through continuing efforts after the three patents that were covered under Our License were filed.

On March 17, 2014, William Callahan resigned as Director of the Company’s board, effective immediately, because he accepted another full-time employment position that is not related to the Company.  Mr. Callahan’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name

Age

 Position(s)

George Yu

41

President & CEO and Director

Anchie Kuo

54

Chairman of the Board and Director

Luc Meyer

71

Director

Resignation Of Director

On March 17, 2014, William Callahan resigned as Director of the Company’s board, effective immediately, because he accepted another full-time employment position that is not related to the Company.  Mr. Callahan’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

Current Directors

Our Chief Executive Officer is also serving as our principal financial officer for the Company.

George Yu  (age 41) has been the President and Chief Executive Officer of the Company since inception.  He has over 15 years of experience in start-up companies, finance, operations and the medical field.  His well-rounded background allowed him to start the Company as a founder and raise a common stock funding round.  He has the experience to manage the prototype development, the clinical trials and to raise additional funding that is critical for the success of the Company.  We believe that his project management skills should allow him to manage the Company’s collaboration with the University of Arkansas for Medical Sciences and the team led by Prof. Zharov.  From September 1, 2010 until December 20, 2012 he was President and Chief Executive and Financial Officer of Sitoa Global, Inc. and Mr. Yu also served as a director of Sitoa Global, Inc. from January 2011 until December 2012. Mr. Yu has over 15 years of management and corporate development experience.  He served, from September 2009 to August 2010, as the Managing Partner, Bay2Peak S.A., a financial advisory and investment management firm, and from September 2005 to August 2009, as the Managing Partner of Bay2Peak Strategies, Ltd., a financial advisory and investment management firm, where he was responsible in both instances for the sourcing and execution of transactions, including financings, mergers and acquisitions, and investor relations.  Prior to that, Mr. Yu served in various operational management and consulting roles and has worked at the management consulting firm Bain & Company, with small-cap hedge and venture capital funds and in investment banking at Lehman Brothers. Mr. Yu holds a Medical Doctor Degree from the University of Tuebingen, Germany, and a Master in Business Administration in Finance and Economics from Columbia Business School.

Anchie Kuo  (age 54) is a physician, venture capitalist and entrepreneur with over 25 years of experience in the US healthcare industry, serving on the board of over 15 companies. In addition, he has significant experience in the healthcare industry in Asia as the owner and CEO of the first FDA registered suture manufacturer in China.  He has an extensive network of international relationships that could the assist the Company in exploring strategic collaboration partnerships and fundraising.  He could also assist the Company in identifying assets or other small companies that would allow the Company to accelerate its growth through licensing or M&A transactions.  His background as the CEO of an FDA registered suture manufacturer could allow him to provide valuable regulatory insights to the Company.  Dr. Kuo is currently the CEO of Landbridge, based in San Francisco, since January 2012, a company dedicated to helping companies in the US and China with licensing, business development, and financing opportunities.  From January 2005 to August 2011, Dr. Kuo was the CEO of Arc Medical Supplies Co., Ltd., a medical products manufacturer that distributed products in China, Europe, and the US.  From February 2009 to July 2010, he was the President & CEO of Sinobiomed Inc., a developer of genetically engineered recombinant protein drugs and vaccines, based in Shanghai, China.  Sinobiomed Inc. sold its protein drug and vaccine business in December 2010 and changed its company name to Sitoa Global Inc. in August 2011 after licensing an e-commerce technology in June 2011.  From 2000 to 2004, Dr. Kuo was a Managing Partner and co-Founder of Genaissance Capital Group, a top quartile healthcare focused hedge fund. From 1994 to 2000, Dr. Kuo co-founded and became a Managing Director of BankAmerica Ventures (Scale Ventures Partners), a venture group that managed approximately $1.2 billion of assets. From 1990 to 1994, Dr. Kuo began in business development at Pfizer Hospital Products Group, a subsidiary of Pfizer Inc., where he was a manger responsible for acquisitions and venture investments. Dr. Kuo received his Bachelors or Arts (Economics) from Dartmouth College in Hanover, New Hampshire. Then Dr. Kuo received his M.D. from Dartmouth Medical School in Hanover, New Hampshire.

Luc H. Meyer  (age 71) has been a retired chef since 2006 and is currently involved in a number of commercial real estate and restaurant investments, in philanthropy including an art gallery, publishing of a cookbook and extensive travel across the world.  He opened the Left Bank Restaurant with his wife Liz Meyer in Vail, Colorado in 1970, and was later involved in 9 different restaurants as chef and owner.  He was born in France and had worked as a chef for over 50 years in France, Switzerland, Canada, Bahamas, Virgin Islands and Vail, Colorado where he settled.

Investigators

Laura Hutchins, M.D. is a hematologist and medical oncologist at the Winthrop P. Rockefeller Cancer Institute at the University of Arkansas for Medical Sciences (UAMS). She is also Professor and Division Chair of the Hematology/Oncology Division in the UAMS Department of Internal Medicine.  She has over 30 years of experience as a practicing hematologist and medical oncologist at UAMS.  The hematopoietic system and blood disorders with a focus on cancers are among her passions and areas of expertise.  Dr. Hutchins received her medical degree from UAMS in 1977 and continued there to complete her internship and residency in 1980 and fellowship in hematology/oncology in 1983, and has since practiced as a hematologist and medical oncologist at UAMS.  She is board certified in Internal Medicine, Hematology, Oncology and Hospice and Palliative Medicine.  Dr. Hutchins is a member of the American College of Physicians, American Society of Hematology, American Society of Clinical Oncology (ASCO), American Association of Cancer Education and the American Medical Association. She serves on several national committees for ASCO and the Southwest Oncology Group. Dr. Hutchins is the Director of Clinical Research for the Winthrop P. Rockefeller Cancer Institute and holds the Virginia Clinton Kelly Endowed Chair for Clinical Breast Cancer Research.

Vladimir Zharov, PhD, DSc has been the Director of the Arkansas Nanomedicine Center and the Phillips Classic Laser and Nanomedicine Laboratories at the University of Arkansas for Medical Sciences (UAMS) and a Professor of Biomedical Engineering in the Clinical Department of Otolaryngology – Head and Neck Surgery and Radiology at UAMS since 2005. He has unique interdisciplinary skills in bioengineering, biology, animal models, and human subject trials (LED-based treatment of postmastectomy lymphedema, laser interstitial therapy guided by MRI and microwave radiometry, ultrasound-guided laser therapy of tumor margins). These skills, and a long career of innovations, are well documented in 200 publications (three papers in Nature journals), 52 patents, and 5 books, as well as by the management of 14 NIH (National Institutes of Health) grants. His research interests include biomedical engineering with a focus on laser medicine and its integration with other techniques, including nanotechnology and flow cytometry. He is a pioneer of in vivo blood testing using the principles of novel in vivo flow cytometry. Recently, he demonstrated the first application of this new technology for in vivo label-free detection of circulating tumor cells (CTCs) in animal models using photoacoustic (PA) spectroscopy, which after additional optimization will be translated for use in human clinical trials. His specific focus will be the optimization of the physical, bioengineering, and biological parameters of in vivo flow cytometry for detection of CTCs in melanoma patients.  Dr. Zharov received a Master of Science degree from Moscow State University in Russia, a PhD and Doctor of Science degree from Moscow High Technical School in Russia, and completed a fellowship at the Lawrence Berkeley National Laboratory in Berkeley, CA.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Indemnification of Directors and Officers

Our certificate of incorporation provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our stockholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our certificate of incorporation is to eliminate the right of us and our stockholders (through stockholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior, except under certain situations defined by statute). We believe that the indemnification provisions in our certificate of incorporation are necessary to attract and retain qualified persons as directors and officers.

In addition to the indemnification provided by our certificate of incorporation permitted by Delaware law, the Company agrees in the employment agreement with our Chief Executive Officer (“Executive”) to indemnify the Executive from and against any and all losses, claims, damages and liabilities, joint and several (collectively, “Losses”), to which the Executive may become subject under any applicable federal or state law, arising from or related to the Executive’s positions, conducts, activities, duties, or omissions at the Company; provided that the Company will not be liable to the extent that any Loss is found in a final judgment in a court to have resulted primarily from the Executive’s intentional violation of the law.  The Company will reimburse the Executive for all expenses (including reasonable counsel fees and expenses) as such may be incurred in connection with the investigation of or preparation for or defense of any pending or threatened claim or any action or proceeding arising thereof, whether or not such the Company is a party.  The indemnification provided for in the employment agreement shall be in addition to any rights that the Executive may have at common law or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Securities Act) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suite or proceeding) is asserted by such director officer or controlling person in connection with the securities being registered, we will submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu President & CEO	2013 2012 (*)	60,000 (#) 20,000 (##)	- -	- -	- -	- -	- -	- -	60,000 20,000

Note:

(*) From inception on August 29, 2012 through December 31, 2012

(#) $35,000 were paid out as salary while $25,000 has accrued and will be paid upon our having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

(##) This salary has accrued and will be paid upon our having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

Narrative Disclosure to Summary Compensation Table

On September 1, 2012, we entered into an employment agreement with George Yu, our president and CEO, which expires August 31, 2014, but renews for subsequent one year terms unless terminated by either party at least 60 days before the expiration of a term. Mr. Yu’s salary under his agreement is $5,000 per month and contains typical clauses with respect to non-disclosure, confidentiality and non-disparagement.  Mr. Yu has been paid his salary only for the months of January through July 2013.  The remainder of his salary has been accrued.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2013 and from Inception on August 29, 2012 through December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (**)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu	2013 2012 (*)	- 200,000	- -	- -	- -	- -	- 200,000
Anchie Kuo	2013 2012 (*)	- 60,000	- -	- -	- -	- -	- 60,000
William Callahan	2013 2012 (*)	26,000 26,000	- -	- -	- -	- -	26,000 26,000
Note: (*) From inception on August 29, 2012 through December 31, 2012 (**) Stock Awards valued at $1 per share, equivalent to the pre-money valuation of the common stock funding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2013, with respect to our officers and directors and any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Name and address	Number of shares owned	Per cent of Class (2)
George Yu (1)	200,000	6.3%
Anchie Kuo (1)	60,000	1.9%
William Callahan (1)	52,000	1.6%
Elizabeth A. & Luc H. Meyer (1)	350,000	11.0%
University of Arkansas 4301 West Markham Little Rock, AR 72205	161,316	5.1%
All officers and directors as a group (3 persons)	312,000	9.8%

(1)   Each person named is an executive officer or a director. The address of each such beneficial owner is c/o Cyto Wave Technologies, Inc., 201 Spear Street, Suite 1100, San Francisco, CA 94105.

(2)  Applicable percentage ownership is based on 3,171,816 shares of our common stock outstanding as of March 18, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Upon our organization we issued 2,000,000 shares to our 34 founders.  George Yu received 200,000 founder shares; Anchie Kuo received 60,000 shares and William Callahan received 26,000 shares.  All of such transactions with the Company’s founders were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the shares issued in such transactions bear an appropriate restrictive legend.

We engaged in a private offering of our common stock and Elizabeth A. and Luc H. Meyer purchased 350,000 shares for $350,000 (the same price per share as all other purchasers in our private offering).  A total of 965,000 shares were sold in the private offering to 10 investors.  These shares were issued in a private offering pursuant to Regulation D under the Securities Act of 1933, as amended, and each of the investors therein represented in writing that such investor was an accredited investor as that term is defined in Regulation D and that the investor was acquiring the shares for his/her own account and for investment.  The private offering was, accordingly, also exempt by reason of Section 4(6) of the Act.

Under his retainer agreement with the Company in October 2012, Mr. Hariton, our counsel, was issued 10,000 shares in a transaction exempt under Section 4(2) of the Securities Act.  The certificate for these shares bears a restrictive legend.  The shares were expensed by us at $10,000, the price in the private offering.

On June 15, 2013, we issued 26,000 shares of our common stock to our previous board director William Callahan in an isolated transaction per his consulting agreement with the Company in connection with him providing product development consulting services to the Company. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records.

As disclosed under Item 6. Executive Compensation, Mr. Yu has an employment agreement with the Company.

Director Independence

We believe that the following directors of our company are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Anchie Kuo, William Callahan and Luc H. Meyer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2013 and from Inception on August 29, 2012 through December 31, 2012.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2013	$9,750	-	-	-
2012 (*)	$4,500	-	-	-

Notes:

(1)

The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)

The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)

The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)

The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

(*)

From inception on August 29, 2012 through December 31, 2012.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

(a)  Financial Statements.  See Index to Financial Statements on page F-1.

(b)  Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, August 29, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.2	Amended and Restated Certificate of Incorporation, Dated December 12, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.3	By –Laws (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
4.1	Form of Stock Certificate (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
10.1	Virtual Office Lease (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.2	Our License (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.3	Employment Agreement with George Yu (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.4	Form of Subscription Agreement (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.5	Research Agreement with the University of Arkansas (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
10.6	Research Agreement Exhibit A – Research Plan (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
10.7	Research Agreement Exhibit B – Study Protocol (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
10.8	Research Agreement Exhibit C – Budget amended – (incorporated by reference to Form 10, Amendment No. 3 of the Company filed on May 9, 2013)
10.9	U.S. Patent Application 12/334,217 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.10	U.S. Patent Application 12/945,576 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.11	U.S. Patent Application 13/253,767 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.12	Convertible Note Agreement – (incorporated by reference to Form 10-Q of the Company filed on August 14, 2013)
10.13	Second Performance Period Termination Notice, dated as of August 21, 2013 – (incorporated by reference to Form 8-K of the Company filed on August 27, 2013)
22.1	Subsidiaries: None
23.1	Consent of Auditors (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyto Wave Technologies, Inc.

(Registrant)

Date:

March 18, 2014

By:

/s/ George Yu

Name:

George Yu

Title:

President and Chief Executive Officer