Form 10-Q
period 2014-06-30
Cyto Wave Technologies Inc.
filed 2014-07-29
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ]   Yes[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2014
Common stock, $0.0001 par value	3,186,816

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTO WAVE TECHNOLOGIES INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at June 30, 2014 and December 31, 2013	2

Condensed Interim Statements of Operations for the three months ended June 30, 2014 and 2013	3

Condensed Interim Statements of Cash Flows for the three months ended June 30, 2014 and 2013	4

Notes to Condensed Interim Financial Statements	5

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$756,263	$818,070
Total current assets	756,263	818,070

Patent rights, net	90,876	94,251

Total assets	$847,138	$912,321

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $75,000 as of June 30, 2014 and $45,000 as of December 31, 2013	$252,179	$209,679
Total current liabilities	252,179	209,679

Convertible Notes	350,000	350,000

Total liabilities	602,179	559,679

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 3,171,816 shares as of June 30, 2014 and 3,162,316 shares as of December 31, 2013	317	316
Common Stock Issuable	2,000	-
Additional paid-in capital	1,175,413	1,161,960
Accumulated deficit	(932,771)	(809,634)
Total stockholders' deficit	244,959	352,642

Total liabilities and stockholders' deficit	$847,138	$912,321

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30,2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Inception on August 29, 2012 to June 30, 2014

Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	1,688	3,376	3,376	6,752	111,696
Research & Development	33,730	288,807	40,512	303,852	578,386
General and Administrative	21,890	34,148	61,833	65,662	214,295
Total Operating Expenses	57,308	326,331	105,721	376,267	904,376

Loss from Operations	(57,308)	(326,331)	(105,721)	(376,267)	(904,376)

Interest Income (Expense)	(8,710)	2,004	(17,416)	3,747	(25,780)
Realized Income (Loss)	-	-	-	-	(2,615)
Loss before provisions for income taxes	(66,019)	(324,327)	(123,137)	(372,519)	(932,771)

Provision for income taxes	-	-	-	-	-
Net Loss	$(66,019)	$(324,327)	(123,137)	(372,519)	$(932,771)

Unrealized Income (Loss)	-	(851)	-	(1,592)	-
Comprehensive Income (Loss)	$(66,019)	$(325,178)	(123,137)	(374,111)	$(932,771)

Loss per common share - basic and fully diluted:	$(0.02)	$(0.10)	(0.04)	(0.12)	$(0.34)
Weighted average number of basic and fully diluted common shares outstanding	3,171,816	3,151,338	3,171,648	3,136,483	2,722,788

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.
(A Development Stage Company)
Condensed Interim Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Inception on August 29, 2012 to June 30, 2014

Cash flows from operations:
Loss from continuing operations	$(123,137)	$(372,519)	$(932,771)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	3,376	6,752	111,696
Realized Gain/Loss on marketable securities			2,615
Changes in operating assets and liabilities:
Accounts payable and other accruals	44,500	158,850	254,179
Net cash used in operations	(75,261)	(206,917)	(564,281)

Investment activities:
Investment in patent rights	-	-	(41,255)
Investment in marketable securities	-	(177,872)	(2,615)
Net cash used in investment activities	-	(177,872)	(43,870)

Financing activities:
Convertible notes received	-	-	350,000
Share subscriptions received	13,454	35,943	1,014,414
Net cash provided by financing activities	13,454	35,943	1,364,414

Net (decrease) / increase in cash	(61,807)	(348,846)	756,263

Cash, beginning of period	818,070	948,445	-
Cash, end of period	$756,263	$599,599	$756,263

The accompanying notes are an integral part of these financial statements.

CYTO WAVE TECHNOLOGIES INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended June 30, 2014 is not necessarily indicative of the operating results for the full year.

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

5 - SUBSEQUENT EVENTS

On July 3, 2014, we entered into an exclusive letter of intent (“LOI”) with the University of California, San Francisco (“UCSF”) in regards to the exclusive global licensing of a medical stereotactic device (the “UCSF Device”) intended for the delivery of stem cells into the human brain.  We believe that the UCSF Device will allow us to broaden our portfolio of innovative medical device technologies.  Beyond the delivery of stem cells, the platform technology of the UCSF Device can also enable the delivery of cellular therapeutics, gene therapies, and traditional drug infusions into the human brain. The LOI provides us an exclusivity period of four months from the effective date of the LOI to negotiate a definitive license agreement with UCSF.

On July 15, 2014, the Company sold 15,000 shares for $30,000 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.  There were no underwriters employed in connection with the transaction.

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.

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

We completed our first human clinical trial consisting of 10 healthy control subjects and 8 melanoma patients in 2013 which demonstrated iV3’s clinical feasibility and sensitivity. We determined that iV3 requires further optimization and development under design control and implementation of GMP (“Good Manufacturing Practices”) quality control procedures and proper design history documentation. We are, therefore, currently seeking a strategic partner to continue the development of iV3.

On July 3, 2014, we entered into an exclusive letter of intent (“LOI”) with the University of California, San Francisco (“UCSF”) in regards to the exclusive global licensing of a medical stereotactic device (the “UCSF Device”) intended for the delivery of stem cells into the human brain.  We believe that the UCSF Device will allow us to broaden our portfolio of innovative medical device technologies.  Beyond the delivery of stem cells, the platform technology of the UCSF Device can also enable the delivery of cellular therapeutics, gene therapies, and traditional drug infusions into the human brain. The LOI provides us an exclusivity period of four months from the effective date of the LOI to negotiate a definitive license agreement with UCSF.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of June 30, 2014 we had $756,263 in cash, cash equivalents and marketable securities. The current iV3 prototype requires further optimization of its parameters and testing of its performance metrics which would then be followed by the designing, building and testing of a portable, ergonomic, commercial version of the prototype for clinical trial use. Management estimates that our costs for the continued development of iV3 under FDA’s Quality System Regulation 21 CFR before clinical trial use will be approximately $550,000 to 750,000 and that our present resources should be sufficient to last us for approximately one year.  Nevertheless, we are actively seeking additional capital investment as the total course of our prototype development and clinical trials over the next four to five years is estimated by management to be from $9,000,000 to $10,000,000 as a standalone company.  We cannot assure you that we will have access to the funding required for our prototype development and clinical trials or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations. Management believes that once we obtain an OTCQB listing, we will be able to seek additional funding through a private placement.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that obtaining an OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards our prototype development and clinical trials and fees under our exclusive license agreement executed between us and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012.

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended June 30, 2014 and 2013, respectively, and for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

Amortization Expenses:  Amortization expenses were $1,688 and $3,376 for the three months ended June 30, 2014 and 2013, respectively, and $3,376 and $6,752 for the six months ended June 30, 2014 and 2013, respectively. They are the result of the licensing fees, which were incurred in connection with the exclusive license agreement (“Our License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012, amortized on a straight-line basis over the remaining estimated patent lives of the patents underlying Our License.  The capitalized licensing fees consist of $41,255 in historic patent costs that the Company is required to reimburse UAMS in accordance with the schedule outlined in Our License, and $161,316 worth of shares of common stock that were issued to UAMS pursuant to Our License. The decrease is caused by the full amortization of the remaining asset value of the U.S. Patent Application Serial No. 12/334,217 of $95,940 on December 31, 2013 because a portion of this licensed patent application had been rejected by the United States Patent and Trademark Office as not being patentable and this patent application was then abandoned by the UAMS.

Research and Development:  Research and development expenses were $33,730 and $288,807 for the three months ended June 30, 2014 and 2013, respectively, and $40,512 and $303,852 for the six months ended June 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial and resulting reduced prototype development as a strategic partner is sought.

General and Administrative:  General and administrative expenses were $21,890 and $34,148 for the three months ended June 30, 2014 and 2013, respectively, and $61,833 and $65,662 for the six months ended June 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial which resulted in decreased corporate expenses.

Net Losses

We had net losses of $66,019 and $324,327 for the three months ended June 30, 2014 and 2013, respectively, and $123,137 and $372,519 for the six months ended June 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial which reduced our expenses.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014.

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

On July 15, 2014, we sold 15,000 shares for $30,000 to an investor in an isolated transaction.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

CYTO WAVE TECHNOLOGIES INC.
July 29, 2014	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.