Form 10-Q
period 2014-09-30
Accurexa Inc.
filed 2014-11-10
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number:  000-54907

ACCUREXA INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2258116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Spear St, Suite 1100 San Francisco, CA 94105
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

[   ] Yes       [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2014
Common stock, $0.0001 par value	5,786,816

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at September 30, 2014 and December 31, 2013	2

Condensed Interim Statements of Operations for the three and nine months ended September 30, 2014 and 2013	3

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
(A Development Stage Company)
Condensed Interim Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$748,070	$818,070
Total current assets	748,070	818,070
Patent rights, net	89,188	94,251
Prepaid Assets	861,685	-
Fixed Assets, net	4,289,094	-
Total assets	$5,988,036	$912,321

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $90,000 as of September 30, 2014 and $45,000 as of December 31, 2013	$240,929	$209,679
Total current liabilities	240,929	209,679
Convertible Notes, net of unamortized debt discount of $18,607	351,393	350,000
Total liabilities	592,322	559,679

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 5,786,816 shares as of September 30, 2014 and 3,162,316 shares as of December 31, 2013	579	316
Common Stock Issuable	2,000	-
Additional paid-in capital	6,425,151	1,161,960
Accumulated deficit	(1,032,017)	(809,634)
Total stockholders' deficit	5,395,713	352,642

Total liabilities and stockholders' deficit	$5,988,036	$912,321

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
(A Development Stage Company)
Condensed Interim Statements of Operations
(Unaudited)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	From Inception on August 29, 2012 to September 30, 2014
Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	12,594	3,376	15,970	10,129	124,290
Research & Development	53,315	187,570	93,827	491,422	631,701
General and Administrative	23,230	26,378	85,063	92,040	237,525
Total Operating Expenses	89,139	217,324	194,861	593,590	993,515

Loss from Operations	(89,139)	(217,324)	(194,861)	(593,590)	(993,515)

Interest Income (Expense)	(10,106)	(4,431)	(27,522)	(683)	(35,886)
Realized Income (Loss)	-	-	-	-	(2,615)
Loss before provisions for income taxes	(99,245)	(221,754)	(222,382)	(594,274)	(1,032,017)

Provision for income taxes	-	-	-	-	-
Net Loss	$(99,245)	$(221,754)	(222,382)	(594,274)	$(1,032,017)

Unrealized Income (Loss)	-	(797)	-	(2,389)	-
Comprehensive Income (Loss)	$(99,245)	$(222,551)	(222,382)	(596,662)	$(1,032,017)

Loss per common share - basic and fully diluted:	$(0.03)	$(0.07)	(0.07)	(0.19)	$(0.36)

Weighted average number of basic and fully diluted common shares outstanding	3,740,294	3,162,316	3,363,682	3,145,220	2,845,637

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
(A Development Stage Company)
Condensed Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	From Inception on August 29, 2012 to September 30, 2014

Cash flows from operations:
Loss from continuing operations	$(222,382)	$(594,274)	$(1,032,017)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of licensing fees	15,970	10,129	124,290
Amortization of non-cash R&D expenses	38,315	-	38,315
Amortization of discount on convertible notes	1,393	-	1,393
Realized Gain/Loss on marketable securities	-	-	2,615
Changes in operating assets and liabilities:
Accounts payable and other accruals	33,250	105,897	242,929
Net cash used in operations	(133,454)	(478,248)	(622,474)

Investment activities:
Investment in patent rights	-	-	(41,255)
Investment in marketable securities	-	(77,882)	(2,615)
Net cash used in investment activities	-	(77,882)	(43,870)

Financing activities:
Convertible notes received	20,000	350,000	370,000
Share subscriptions received	43,454	35,953	1,044,414
Net cash provided by financing activities	63,454	385,953	1,414,414

Net (decrease) / increase in cash	(70,000)	(170,177)	748,070

Cash, beginning of period	818,070	948,445	-
Cash, end of period	$748,070	$778,268	$748,070

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended September 30, 2014 is not necessarily indicative of the operating results for the full year.

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

ACCUREXA INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4 – PREPAID ASSETS

On August 14, 2014, the Company engaged a consultant to provide development services over 36 months in exchange for 450,000 shares of the Company’s common stock. The 450,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $900,000 as prepaid assets on the Company’s balance sheet.  These prepaid assets are amortized on a straight-line basis over the 36-month term of the consulting agreement.

5 – FIXED ASSETS

On September 16, 2014, in connection with entering into the UCSF License, the Company purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of the Company’s common stock. The 2,150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $4,300,000 as fixed assets on the Company’s balance sheet.  These fixed assets are amortized on a straight-line basis over the remaining 15 years of estimated patent life of the patent rights underlying the UCSF License.

6 - CONVERTIBLE NOTES

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The

ACCUREXA INC.

(A Development Stage Company)

Notes To The Condensed Interim Financial Statements

 (Unaudited)

Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $1,393 for the quarter ending September 30, 2014.

7 - SUBSEQUENT EVENTS

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•

“Accurexa”, “the “Company,” “we,” “us,” or “our,” are to the business of Accurexa Inc., a Delaware corporation;

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

Overview

We are a development stage medical device company. We were incorporated in Delaware on August 29, 2012 to develop and commercialize medical device technologies for the early detection, capturing and targeted destruction of cancer cells. Our current device candidate named “iV3” is derived from a patent pending technology platform. We own the exclusive, global rights to iV3 under a license agreement with the University of Arkansas for Medical Sciences (UAMS) in Little Rock, Arkansas, that developed iV3 pursuant to a research and development program commencing in 2008 and funded with US$4.4 million to date by the National Health Institutes/National Cancer Institute, the Department of Defense (DoD), UAMS/Bioventures, and state grants. Effective December 15, 2012, we entered into an exclusive license, that continues until the expiration of the underlying patents, with the UAMS and the University of Arkansas to further develop and commercialize our medical device technologies. We are working towards designing and building prototype devices so that we can seek a partner to collaborate with us on further development and commercialization.

Recent Developments

On August 1, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to change the name of our Company from “Cyto Wave Technologies Inc.” to “Accurexa Inc.”. The new CUSIP number for our Company’s common stock is 00439W 100 and our trading symbol is “ACXA” on the OTCQB Markets. A copy of the Certificate of Amendment can be viewed as Appendix A to Form DEF 14C filed on August 4, 2014 and is incorporated by reference herein.

On September 16, 2014 (“Effective Date”), we entered into an exclusive license agreement (“UCSF License”) with the Regents of the University of California acting through its Office of Innovation, Technology, and Alliances, University of California San Francisco (“UCSF”) in regards to the exclusive licensing of a medical stereotactic device for the delivery of therapeutics to the human brain, characterized as “Microinjection Brain Catheter” or also known as BranchPoint Radially Branched Deployment (“BranchPoint”) device. The BranchPoint device was invented in the course of research at UCSF by Drs. Daniel A. Lim, Matthew Silvestrini, and Tejal A. Desai, (collectively, the “Inventors”) and claimed in U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 (“Patent Rights”). The BranchPoint device was developed under funding from the California Institute for Regenerative Medicine ("CIRM") and sponsored in part by the National Institutes of Health. The UCSF License remains in effect from the Effective Date until expiration or abandonment of the Patent Rights.  We believe that the BranchPoint device will allow us to broaden our portfolio of innovative medical device technologies.  Beyond the delivery of stem cells, the platform technology of the BranchPoint device can also enable the delivery of cellular therapeutics, gene therapies, drug and drug infusions, as well as the placement of electrodes for deep brain stimulation into the human brain.

Under the UCSF License, we are obligated to develop, manufacture, market and sell the BranchPoint device, and have been granted the right to sublicense to third parties. Specifically, the UCSF License requires us to: (i) market the BranchPoint device for research use within three (3) months from the Effective Date; (ii) sell the BranchPoint device for research use within 12 months of the Effective Date; (iii) file and finalize any necessary regulatory documentation for FDA 510(k) approval within 6 months after the 510(k) application has been filed; (iv) market the BranchPoint device for clinical use within 6 months of receiving market approval from FDA or equivalent foreign regulatory agency; (v) sell the BranchPoint device for clinical use within 12  months of receiving market approval from FDA or equivalent foreign regulatory agency; (vi) within 1 year of the Effective Date, raise at least $750,000 in funding or revenue; (vii) market the BranchPoint device in the United States within 6 months of receiving approval from the FDA; and (viii) use commercially reasonable efforts to fill the market demand for the BranchPoint device following commencement of marketing. We are also required to pay UCSF 35% of our net sales or any sublicense royalty as defined therein, and a non-refundable license issue fee of $50,000.  For a full description of further payment obligations and the UCSF License itself, the license agreement can be viewed as an exhibit to Form 8-K filed on September 17, 2014 and is incorporated by reference herein.  In connection with entering into the UCSF License, we purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of our Company’s common stock.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of September 30, 2014 we had $748,070 in cash and cash equivalents. The current iV3 prototype requires further optimization of its parameters and testing of its performance metrics which would then be followed by the designing, building and testing of a portable, ergonomic, commercial version of the prototype for clinical trial use. Management estimates that our costs for the continued development of iV3 under FDA’s Quality System Regulation 21 CFR before clinical trial use will be approximately $550,000 to $750,000.  In addition, our BranchPoint device is finalizing its 510(k) application for submission to the FDA which could require another $250,000 to $500,000.  Therefore, we are actively seeking additional capital investment and a strategic partner for iV3.  We cannot assure you that we will have access to the necessary funding or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations. We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that our OTCQB listing will assist us in our funding efforts.

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended September 30, 2014 and 2013, respectively, and for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Amortization Expenses:  Amortization expenses were $12,594 and $3,376 for the three months ended September 30, 2014 and 2013, respectively, and $15,970 and $10,129 for the nine months ended September 30, 2014 and 2013, respectively. They are the result of the licensing fees incurred in connection with the exclusive license agreement between the Company and the University of Arkansas for Medical Sciences (“UAMS”). In 2014, additional amortization expenses included the purchase of a prototype in connection with the UCSF License capitalized as fixed assets.

Research and Development:  Research and development expenses were $53,315 and $187,570 for the three months ended September 30, 2014 and 2013, respectively, and $93,827 and $491,422 for the nine months ended September 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial for iV3 and resulting reduced prototype development as a strategic partner is sought.

General and Administrative:  General and administrative expenses were $23,230 and $26,378 for the three months ended September 30, 2014 and 2013, respectively, and $85,063 and $92,040 for the nine months ended September 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial for iV3 which resulted in decreased corporate expenses.

Net Losses

We had net losses of $99,245 and $221,754 for the three months ended September 30, 2014 and 2013, respectively, and $222,382 and $594,274 for the nine months ended September 30, 2014 and 2013, respectively. The decrease is due to the completion of our first human clinical trial for iV3 which reduced our expenses.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

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

On August 14, 2014, we issued 450,000 shares of our Company’s common stock to a consultant to provide development services over 36 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

In connection with entering into the UCSF License on September 16, 2014, we purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of our Company’s common stock.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

ITEM 3. EXHIBITS

Exhibit No.	Description

3.3	Amended Certificate of Incorporation, dated August 4, 2014 (incorporated by reference to Form DEF 14C of the Company filed on August 4, 2014)

10.14	Our UCSF License (incorporated by reference to Form 8-K filed on September 17, 2014)

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCUREXA INC.
November 10, 2014	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amended Certificate of Incorporation, dated August 4, 2014 (incorporated by reference to Form DEF 14C of the Company filed on August 4, 2014)

10.14	Our UCSF License (incorporated by reference to Form 8-K filed on September 17, 2014)

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.