Form 10-K
period 2014-12-31
Accurexa Inc.
filed 2015-03-25
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number:  000-54907

ACCUREXA INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2999657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 Barksdale Newark, DE 19711 (Address of principal executive offices, including Zip Code)
(415) 494-7850 (Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.0001 par value (the “Common Stock”)

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

[   ] Yes            [X] No

There were a total of 5,993,816 shares of the registrant’s common stock outstanding as of March 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

ITEM 1.  BUSINESS

Introduction

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing and commercializing novel neurological therapies based on our proprietary BranchPoint device delivering therapeutics directly into specific regions of the brain. The BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. The BranchPoint device was developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF. It may enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

Furthermore, we have licensed a photoacoustic technology platform from the University of Arkansas for Medical Sciences (UAMS) that may allow the detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). We have completed a proof-of-concept clinical trial and are seeking a strategic partner for further clinical development

We cannot assure you that we will be successful with our development activities.  We have an office at 113 Barksdale, Newark, Delaware 19711 and our telephone number is (415) 494-7850.

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

Our BranchPoint Device

Our BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. Clinicians can "tailor" therapeutic delivery to individual patient anatomy and specific disease targets, which may enhance the efficacy of therapies.  The BranchPoint device also gives surgeons more precise control of the volume of therapeutics delivered and may ensure that the therapeutics delivered into the brain stay in the brain, avoiding the problem of reflux out to the brain surface. This modern and "easy to use" platform technology allows "real-time" monitoring of therapeutic delivery under interventional MRI guidance (iMRI), which can improve the accuracy of delivery, reduce the risk of complications, and increase patient safety. Currently available neurosurgical devices can deliver a straight, rigid needle to single brain locations. However, this basic strategy limits the size and "shape" of the brain treatment area. In order to deliver to larger and more complex brain targets, the surgeon needs to penetrate the brain multiple times with such straight needles, which may increase the risk of bleeding and stroke, and may reduce the efficacy of therapeutics due to reflux, whereby therapeutics injected using straight needles can flow back out to the brain surface along the needle's path. The BranchPoint device was originally developed at UCSF with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that can enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

Fig. 1:  The BranchPoint device delivers to large, complex targets through single penetration

Development Pipeline

Effective and safe delivery of therapeutics to the brain is often limited by the blood-brain barrier and lack of accurate, anatomic targeting of the intended site in the brain.  Our BranchPoint device is a single platform that allows the delivery of multiple novel therapeutics under "real-time" MRI guidance (Fig. 2).

We are currently developing two programs in our pipeline.

1.

BranchPoint device for the delivery of therapeutics, such as stem cells or gene therapy vectors:

•

We plan to file a 510(k) submission of our BranchPoint device to the FDA (US Food and Drug Administration) in 2015.

•

The feasibility of delivering human dopaminergic neural stem cells for the treatment of Parkinson's Disease has been demonstrated in animal studies (Fig. 3).

2.

ACX-31:

•

ACX-31 could deliver temozolomide, a chemotherapy drug, directly to the tumor site with our BranchPoint device.  ACX-31 is contingent on BranchPoint's 510(k) approval.

•

temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Before temozolomide became generic, it generated US sales of $420 million and global sales of $910 million under its brand name Temodar in 2012.

•

Glioblastoma multiforme (GBM) is the most common and most aggressive malignant primary brain tumor in humans.  Approximately 16,000 new patients are diagnosed with GBM in the US each year.  Median survival without treatment is 4.5 months.  With treatment, concomitant and adjuvant temozolomide chemotherapy with radiation significantly improves, from 12.1 months to 14.6 months, progression free survival and overall survival in GBM patients, as demonstrated in recent randomized clinical trials.

Single platform for:

- Stem Cell therapy
- Neuromodulation
- Gene/drug therapy

21.6 cm
Dopamine neurons
DBS
Gene therapy (neurotrophins)

Fig. 2:  The BranchPoint device may allow delivery of multiple therapeutics

d
DAPI
e
STEM 121
f
GFP
g
MERGE
Human
graft-
derived
cells
pig
striatum

Fig. 3:  Immunohistochemistry analysis of dopaminergic neural stem cells grafted to the pig striatum:

(d) 4'-6-diamidino-2-phenylindole nuclear stain

(e) STEM 121-positive cells at the graft site

(f) Green Fluorescent Protein-positive cells at the graft site

(g) Merged images showing the border between graft-derived cells and pig striatum

UCSF License Agreement

On September 16, 2014 (“Effective Date”), we entered into an exclusive license agreement (“UCSF License”) with the Regents of the University of California acting through its Office of Innovation, Technology, and Alliances, University of California San Francisco (“UCSF”) in regards to the exclusive licensing of a medical stereotactic device for the delivery of therapeutics to the human brain, characterized as “Microinjection Brain Catheter”, a.k.a. BranchPoint device ("Invention"). The invention was made in the course of research at UCSF by Drs. Daniel A. Lim, Matthew Silvestrini, and Tejal A. Desai, (collectively, the “Inventors”) and claimed in U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 (“Patent Rights”). The Invention was developed under funding from the California Institute for Regenerative Medicine ("CIRM") and sponsored in part by the National Institutes of Health. The UCSF License remains in effect from the Effective Date until expiration or abandonment of the Patent Rights.

Under the UCSF License, we are obligated to develop, manufacture, market and sell the invention, and have been granted the right to sublicense to third parties. Specifically, the UCSF License requires us to: (i) market the Invention for research use within three (3) months from the Effective Date; (ii) sell the Invention for research use within 12 months of the Effective Date; (iii) file and finalize any necessary regulatory documentation for FDA 510(k) approval within 6 months after the 510(k) application has been filed; (iv) market the Invention for clinical use within 6 months of receiving market approval from FDA or equivalent foreign regulatory agency; (v) sell the Invention for clinical use within 12 months of receiving market approval from FDA or equivalent foreign regulatory agency; (vi) within 1 year of the Effective Date, raise at least $750,000 in funding or revenue; (vii) market the Invention in the United States within 6 months of receiving approval from the FDA; and (viii) use commercially reasonable efforts to fill the market demand for the Invention following commencement of marketing. We are also required to pay UCSF 35% of our net sales or any sublicense royalty as defined therein, and a non-refundable license issue fee of $50,000.  For a full description of further payment obligations and the UCSF License itself, the license agreement was filed as exhibit 10.1 to the Form 8-K as of September 17, 2014.

UCSF Patent

Our UCSF License includes U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 which is summarized as follows.  The patent application can be accessed under the following link: http://www.google.com/patents/WO2014018871A1?cl=en

Background of the Invention:

Cell therapy has shown great promise in the treatment of a wide range of neurological diseases, including Parkinson's disease (PD), Huntington's disease, and stroke. To date, cell therapies have been delivered to the human brain with a stereotactically inserted straight cannula. While effective for small animal experimental models, straight cannula transplantation strategies present significant challenges when scaled-up for human therapy. The human brain is 800 to 2300 times larger than that of rodents used for preclinical research. With a straight cannula, cell delivery to the larger target volumes of human brain requires several independent brain penetrations. Some patients with PD have received up to 16 separate penetrations for transplantation to the putamen. Every transcortical brain penetration injures normal brain tissue and threatens hemorrhagic stroke.

In one approach to translational scale -up, very large numbers of cells can be delivered to a single location or along a short segment of the cannula tract. Unfortunately, the implantation of a large mass of cells within a confined location can severely impair graft viability, resulting in necrosis at the center of the transplant.

Another approach has been to insert a large host catheter, which is comprised of a number of internal passages, or lumens for the advancement of micro-catheters. These internal passages within the host catheter exit at specified distal orifice locations around the distal end to allow the delivery of a media to a desired target area. Using this approach, the host catheter is inserted into the center of the desired target, or delivery area in the patient. Then, the micro-catheters are inserted into the various lumens, where multiple doses can be delivered to each of the distal orifice locations along the elongate member. This method allows a larger target area to be covered without the need for multiple cranial penetrations. The introduction of a relatively large host catheter displaces a larger amount of tissue and the use of multiple micro catheters makes the ability to deliver a metered injection more difficult due to their variable lengths. A problem with at least some prior systems is that the delivered media may not stay at the desired delivery site. In a phenomenon called reflux, a portion of the media may flow back up the penetration shaft, significantly reducing the amount of media that remains at the treatment site. Larger injection volumes worsen the reflux of infused materials along the penetration tract making cell dosing unpredictable in terms of numbers as well as final graft location.

In most clinical trials, a syringe is used to deliver cells through the inserted cannula. Unless the syringe is kept in constant motion, the cells naturally sediment to the most dependent location, usually the end attached to cannula. Thus, the first partial injection volume from a syringe may contain far more cells than those dispensed later, further contributing to unpredictable variability of cell dosing. The use of a syringe having a larger diameter than the catheter main lumen may make it difficult to control the volume of each dose, and may subject the cells to shear and other mechanical forces that result in the decrease of cell viability for cell transplantation.

Brief Summary of the Invention:

An insertion device for delivering media inside a patient includes an outer guide tube having a closed end configured for insertion into patient tissue. The outer guide tube defines a side port in a wall of the guide tube near the closed end. The insertion device also includes an inner guide tube nested within the outer guide tube and movable axially within the outer guide tube. The inner guide tube includes a deflector at an end within the outer guide tube. The device also includes a catheter nested within the inner guide tube and movable axially within the inner guide tube. The catheter has a dispensing end that defines one more dispensing holes for dispensing the media. The deflector of the inner guide tube is positionable in relation to the opening of the outer guide tube such that it deflects the dispensing end of the catheter outward through the opening in the outer guide tube when the catheter is advanced axially within the inner guide tube.

UAMS License

On December 15, 2012 (“Effective Date”), we executed an Exclusive License Agreement (“UAMS License”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) to commercially develop certain patents and patent applications owned by UAMS throughout the world for the life of the patents.  Our UAMS License includes three patents (i) U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16; (ii) U.S. Patent Application Ser. No.: 12/945,576 Device and Method for In Vivo Noninvasive Magnetic Manipulation of Circulating Objects in BioFlows; UAMS ID No. 2008-16 CIP; (iii) U.S. Patent Application Ser. No.: 13/253,767 Device and Method for In Vivo Detection of Clots Within Circulatory Vessels; UAMS ID No. 2008-16 CIP2.  Our three licensed patents cover a method for in vivo flow cytometry using the detection of photoacoustic waves by which targeted objects moving in the bloodstream absorb the energy level of a pulsed laser, and then either emit an acoustic wave that can be detected by an ultrasound transducer, or can be destroyed if a sufficient laser energy level is absorbed.  The license agreement was filed as exhibit 10.2 to the Form 10 as of February 27, 2013.

As previously disclosed in our filing on Form 8-K on February 24, 2014, in the normal course of events, we confirmed, on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.

We completed a proof-of-concept clinical trial, titled “In vivo real-time detection of circulating melanoma cells” which was conducted at UAMS under the direction of Prof. Laura Hutchins, Director, Division of Hematology/Oncology as the principal investigator and Prof. Vladimir Zharov, Director of the Philips Classic Laser and Nanomedicine Laboratories as sub-investigator, both of whom are employees of UAMS.  The clinical trial examined 10 healthy control subjects in order to characterize the photoacoustic baseline signals and validated the sensitivity of CTC (circulating tumor cells) detection in 10 patients who had melanoma.  We are currently seeking a strategic partner for further clinical development.

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

Non-FDA Government Regulation

The advertising of our products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system.  These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.  These federal laws include, by way of example, the following:

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

Competition

The business for delivery of therapeutics to the human brain is highly competitive.  Our products must gain acceptance by the medical community and show clinically meaningful advantages in performance.  There are several groups and companies working on competitive technologies although in various stages.  Ivar Mendez, a neurosurgeon at Dalhousie University in Halifax, Canada, has created the Halifax Injector, which delivers cells by tiny computer-controlled motors.  Researchers at Vanderbilt University, headed up by Prof. Robert J. Webster III and Asst. Prof. of Neurological Surgery Kyle Weaver, are developing a robotic steerable needle, which they call the 'Active Cannula' system. This is focused primarily on removing blood clots and not for stem cell deployment although future uses could include it.  Renishaw's neuroinspire software system is a software base guidance system that builds a map of the brain via MRI scans and produces a 3D image for deciding on a path for needle based biopsies. The Renishaw system incorporates the use of traditional straight needles and used for biopsies.  Many researchers working on regenerative medicine and stem cell deployment to the brain will continue to use straight needles.

We believe that our BranchPoint device is unique. Additionally, the projected low cost of our BranchPoint device compared to robotic or steerable needles utilizing micro-motors could be a significant advantage and create a more cost-effective solution for the delivery of therapeutics to the brain.

Backlog

We are in a development stage and do not have any backlog.

Proposed Sales, Marketing and Advertising

We will seek commercial partners to market the products upon approval by the FDA.

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

Research and Development

We anticipate that our expenses in 2015 will include product development, trial and contractor expenses, and professional fees.

Employees

Our CEO is employed by us on a part time basis.  We believe that our business can be carried forward by consultants and independent contractors in 2015.

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

To date our activities have involved obtaining and executing license agreements with UAMS and UCSF, and raising sufficient funds for a clinical trial and product development.  As of December 31, 2014, we had $555,506 cash and cash equivalents on hand.  This is not sufficient to complete our product development as a standalone company, which we estimate will cost approximately $5 to $7 million over the next four to five years.  We do not have any commitments for the additional capital we require and management believes that our ability to raise additional capital is highly dependent on successful product development.  We will be able to fund the current stage of product development with cash on hand, but if any stage of our product development produces ambiguous or unfavorable results, it is unlikely that we will be able to raise additional funds for subsequent stages and our business will fail and our stock will become virtually worthless.

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

Even if our product development is successful and we raise additional capital, our shareholders may suffer substantial dilution.

We will require $5 to $7 million in additional capital to complete our clinical trials as a standalone company.  We do not have any commitments for those funds, but are dependent on conducting successful product development and seeking additional investors.  The terms of investment of any additional investors may result in substantial dilution to the holders of our common stock.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a patent application obtained from UCSF under our UCSF License to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our proposed products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. UCSF has applied for a United States patent which is the subject of our UCSF License.  No assurance can be given that this patent will be granted, that, if granted, this patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of patent protection could materially adversely affect our business.

The patent applications that we licensed from the University of California, San Francisco (UCSF) under our UCSF License could become not patentable and impact the viability of our UCSF License.

A portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 which we licensed under our UCSF License could also be rejected by the Unites States Patent and Trademark Office and become not patentable.

The Federal government has “March-in Rights” to grant additional licenses to the patents that we licensed from UCSF under our UCSF License.

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

Our BranchPoint device may not be able to deliver therapeutics to brain targets, improve accuracy, reduce risk of complications or increase patient safety.

We demonstrated the ability of our BranchPoint device to deliver therapeutics to brain targets and improve accuracy of therapeutic delivery under interventional MRI guidance (iMRI) in animal and human cadaver studies.  The ability of our BranchPoint device to reduce risk of complications or increase patient safety, however, needs to be demonstrated in either pre-approval or post-approval clinical trials which could be requested by the FDA upon 510(k) submission.  If we conduct a clinical trial, such a trial could fail to demonstrate the ability of our BranchPoint device to perform as expected.

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

Since approximately a quarter of our current assets are in overseas accounts, it may prove difficult for U.S. investors to reach those assets to satisfy any claims.

We maintain approximately a quarter of our current assets in overseas accounts for strategic reasons that management believes are beneficial to the Company and its shareholders.  However, in the event U.S. investors obtained a judgment or award against the Company for claims under federal or state securities laws, enforcement of such judgment or award would become more difficult as to those assets that are overseas.

We currently do not have, and may never develop, any commercialized products.

We are a development stage company and currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources since inception in developing our products. Our development products may require additional development and clinical evaluation and they will require regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  Commercialization of each of our products remains subject to certain significant risks. Our efforts may not lead to commercially successful products for a number of reasons, including:

•

we may not be able to obtain regulatory approvals for our development products, or the approved indication may be narrower than we seek;

•

any of our development products may not prove to be safe and effective in clinical trials to the FDA’s satisfaction;

•

physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of our development products;

•

we may experience delays in our continuing development program;

•

any products that are approved by regulators  may not be accepted in the marketplace by physicians or patients;

•

we may not have adequate financial or other resources to complete the continued development or to commence the commercialization of our products and we may not have adequate financial or other resources to achieve significant commercialization of our products;

•

we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and

•

rapid technological change may make our technology and products obsolete.

If we are unable to obtain regulatory approval for or successfully commercialize our products, we will be unable to generate revenue.

We have not received, and may never receive, FDA approval to market any of our products.

We do not have the necessary regulatory approvals to market any of our products in the U.S. or in any foreign market. We plan initially to launch our products, once approved, in the U.S. The regulatory approval may process involve, among other things, successfully completing clinical trials. The FDA may requires us to prove the safety and effectiveness of our products to the FDA’s satisfaction. This process can be expensive and uncertain, and requires detailed and comprehensive scientific and human clinical data. FDA review may take years after an application is filed. The FDA may never grant approval. The FDA can delay, limit, or deny approval of an application for many reasons, including:

•

any of our products may not be safe or effective to the FDA’s satisfaction;

•

the data we may obtain from our pre-clinical studies and clinical trials may be insufficient to support approval;

•

the manufacturing process or facilities we use may not meet applicable requirements; and

•

changes in FDA approval policies or adoption of new regulations may require additional data.

The FDA may not consider the data we may gather in clinical trials sufficient to support approval of our products. The FDA may determine that additional clinical trials or data are necessary, in which case regulatory approval may be delayed for several months or even years while the trials are conducted and the data acquired are submitted in an amendment to initial application. The occurrence of unexpected findings in connection with any clinical trial may prevent or delay obtaining regulatory approval, and may adversely affect coverage or reimbursement determinations.  If we are unable to complete our clinical trials necessary to successfully support our intended applications, our ability to commercialize our products, and our business, financial condition, and results of operations would be materially adversely affected, thereby threatening our ability to continue operations.

If any of our products are approved by the FDA, they may be approved only for narrow indications.

Even if approved, our products may not be approved for the indications that are necessary or desirable for successful commercialization.  If the use of our products is restricted, then the size of the market for our products and the rate of acceptance of our products by physicians may be adversely affected.

If we wish to modify any of our products after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA, we may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of our devices and require us to make substantial additional research, development and other expenditures. We may not obtain the necessary regulatory approvals to market our products in the U.S. or anywhere else. Any delay in, or failure to receive or maintain, approval for our products could prevent us from generating revenue or achieving profitability, and our business, financial condition, and results of operations would be materially adversely affected.

Any of our products may not be commercially viable if we fail to obtain an adequate level of reimbursement by Medicare and other third party payers.  The markets for our products may also be limited by the indications for which its use may be reimbursed.

The availability of medical insurance coverage and reimbursement for newly approved products is uncertain.  In the U.S., physicians and other healthcare providers are generally reimbursed for all or part of the cost of patient treatment by Medicare, Medicaid, or other third-party payers.

The commercial success of our products in both domestic and international markets will significantly depend on whether third-party coverage and reimbursement are available for services involving our products. Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new products, and as a result, they may not cover or provide adequate payment for the use of our products.  In order to obtain satisfactory reimbursement arrangements, we may have to agree to a fee or sales price lower than the fee or sales price we might otherwise charge.  Even if Medicare and other third-party payers decide to cover procedures involving our products, we cannot be certain that the reimbursement levels will be adequate.  Accordingly, even if our products or future products we develop are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our products, some physicians may be discouraged from using them, and our sales would suffer.

Medicare reimburses for use of medical products in a variety of ways, depending on where and how a product is used. However, Medicare only provides reimbursement if the Centers for Medicare and Medicaid Services (“CMS”) determines that a certain product should be covered and that the use of the product is consistent with the coverage criteria. A coverage determination can be made at the local level by the Medicare administrative contractor (formerly called carriers and fiscal intermediaries), a private contractor that processes and pays claims on behalf of CMS for the geographic area where the services were rendered, or at the national level by CMS through a national coverage determination. There are new statutory provisions intended to facilitate coverage determinations for new products, but it is unclear how these new provisions will be implemented. Coverage presupposes that the product has been cleared or approved by the FDA and further, that the coverage will be no broader than the indication as approved or cleared by the FDA, but coverage can be narrower. A coverage determination may be so limited that relatively few patients will qualify for a covered use of a product. Should a very narrow coverage determination be made for our products, it may undermine the commercial viability of our products.

Obtaining a coverage determination, whether local or national, is a time-consuming, expensive and highly uncertain proposition, especially for new products, and inconsistent local determinations are possible. On average, according to an industry report, Medicare coverage determinations for medical products lag 15 months to five years or more behind FDA approval for a product. The Medicare statutory framework is also subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare. Medicaid coverage determinations and reimbursement levels are determined on a state by state basis, because Medicaid, unlike Medicare, is administered by the states under a state plan filed with the Secretary of the U.S. Department of Health and Human Services (“HHS”). Medicaid generally reimburses at lower levels than Medicare. Moreover, Medicaid programs and private insurers are frequently influenced by Medicare coverage determinations.

The FDA may require additional clinical trials and any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

The FDA may require us to conduct additional clinical studies upon evaluation of our regulatory submission.  The occurrence of unexpected findings in connection with any initial or subsequent clinical trial required by the FDA may prevent or delay obtaining regulatory approval.  In addition subsequent clinical studies would require the expenditure of additional company resources and could be a long and expensive process subject to unexpected delays. Any adverse results in such clinical trials, or difficulties in conducting such clinical trials, could have a material adverse effect on our business.

We expect to operate in a highly competitive market, we may face competition from large, well-established pharmaceutical or medical device companies with significant resources, and we may not be able to compete effectively.

Our products must gain acceptance by the medical community and show clinically meaningful advantages in performance.  However, our present and future competitors may enjoy

•

significantly greater name recognition;

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

Technological breakthroughs could render our products obsolete.

The medical field is subject to rapid technological change and product innovation. Our products are based on our proprietary technology, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical field with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the delivery of therapeutics to the human brain targets.  Some of these companies are working on potentially competing products or therapies.

In addition, the National Institutes of Health and other supporters of medical research are presumptively seeking ways to improve patient diagnosis and treatment by sponsoring corporate and academic research.  There can be no assurance that one or more of these companies will not succeed in developing or marketing technologies and products or services that demonstrate better safety or effectiveness, superior clinical results, greater ease of use or lower cost than our products, or that such competitors will not succeed in obtaining regulatory approval for introducing or commercializing any such products or services prior to us.

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

For initial or additional clinical trials required for our products by the FDA or with respect to clinical trials relating to the development of our technology for other applications, we depend on clinical investigators and clinical sites and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

With respect to any additional clinical studies for our products which may required by the FDA or with respect to clinical trials relating to the development of our core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our clinical trials.  We may rely on: pathologists and pathology laboratories; a contract research organization to assist in monitoring, collection of data, and ensuring FDA Good Clinical Practices (“GCP”) are observed at our sites; a consultant biostatistician; and other third parties to manage the trial and to perform related data collection and analysis.

However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products or other products developed from our technology.  Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated.

If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products or other products developed from our technology.

In addition to the foregoing, any initial or additional clinical studies for any of our products which may required by the FDA and any clinical trials relating to the development of our technology for other applications may be delayed or halted, or be inadequate to support regulatory approval, for numerous other reasons, including, but not limited to, the following:

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

Even if Medicare covers a product for certain uses, that does not mean that the level of reimbursement will be sufficient for commercial success.

We expect to experience pricing pressures in connection with the commercialization of our products and our future products due to efforts by private and government-funded payers to reduce or limit the growth of healthcare costs, the increasing influence of health maintenance organizations, and additional legislative proposals to reduce or limit increases in public funding for healthcare services. Private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers by private and public payers are expected to continue. Payers frequently review their coverage policies for existing and new diagnostic tools and can, sometimes without advance notice, deny or change their coverage policies. Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our products and therefore, on our liquidity and our business, financial condition, and results of operations.

Our products may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain regulatory approval, patients and physicians may not endorse our products. Physicians tend to be slow to change their diagnostic and medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. Physicians may not utilize any of our products until there is long-term clinical evidence to convince them to alter their existing methods of diagnosing or evaluating suspicious lesions or other conditions addressed by our products and there are recommendations from prominent physicians that our products are effective. We cannot predict the speed at which physicians may adopt the use of any of our products.  If our products receive the appropriate regulatory approvals but do not achieve an adequate level of acceptance by patients, physicians and healthcare payers, we may not generate significant product revenue and we may not become profitable.  The degree of market acceptance of our products will depend on a number of factors, including:

•

perceived effectiveness of our products;

•

convenience of use;

•

cost of use of our products;

•

availability and adequacy of third-party coverage or reimbursement;

•

approved indications and product labeling;

•

publicity concerning our products or competitive products;

•

potential advantages over alternative diagnostic methodologies;

•

introduction and acceptance of competing products or technologies; and

•

extent and success of our sales, marketing and distribution efforts.

The success of our products will depend upon the acceptance by physicians and hospitals.  We will be subject to intense scrutiny before physicians will be comfortable incorporating our products in their treatment approaches.  We believe that recommendations by respected physicians and marketing by established licensees will be essential for the development and successful marketing of our products; however, there can be no assurance that any such recommendations will be obtained.  To date, the medical community has had little exposure to us and our products.

Because the medical community is often skeptical of new companies and new technologies, we may be unable to gain access to potential customers in order to demonstrate the operational effectiveness of our products.  Even if we gain access to potential customers, no assurance can be given that physicians will perceive a need for or accept our products, even after we receive approval from the FDA for marketing the product.

We intend to contract with third parties in order to commercialize our products.

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

We have no in-house manufacturing capabilities and manufacturing personnel, and intend to rely on third parties for manufacturing.  Accordingly, our manufacturing operations will be dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

If our products are approved, we intend to rely on third party licensees for their manufacture.  Our success will therefore be dependent on those third parties’ ability to manufacture our products that meet all FDA requirements and are cost effective and reliable. Any failures on the part of those third parties could negatively affect our results.  Our products are complex and may contain undetected design defects and errors when first introduced, or errors that may be introduced when enhancements are released. Such defects and errors may occur despite our testing, and may not be discovered until after our devices have been shipped to and used by our customers. The existence of these defects and errors could result in costly repairs, returns of devices, diversion of development resources and damage to our reputation in the marketplace. Any of these conditions could have a material adverse impact on our business, financial condition, and results of operations. In addition, when we contract with third-party manufacturers for the production of our products, these manufacturers may inadvertently produce devices that vary from devices we have produced in unpredictable ways that cause adverse consequences.

We intend to enter into a contract for commercial production of our devices once commercial specifications for the devices have been finalized, but we may not be able to enter such an agreement on mutually acceptable terms.  Failure to enter into such an agreement would require us to expand our own manufacturing facilities or obtain such services elsewhere.  Our planned reliance upon an outside provider for assembly and production services subjects us to the risk of adverse consequences from delays and defects caused by the failure of such outside supplier to meet its contractual obligations.  The failure by us or our supplier to produce a sufficient number of devices that can operate according to our specifications could delay the commercial sale of our products, and would adversely affect both our ability to successfully commercialize any such product and our business, financial condition and results of operations.

We will not be able to sell our products unless and until its design is verified and validated in accordance with current good manufacturing practices as set forth in the U.S. medical device Quality System Regulation.

We have not yet successfully completed all the steps necessary to verify and validate the design of our products that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell our products, and we will not be able to meet our plans for the commercialization of our products.  Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements such as the FDA QSR, may result in restrictions on our products or its manufacturing processes, withdrawal of our products  from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Assuming that our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, they could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with the QSR and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, and shipping of our products, and with record keeping practices.

We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA as part of QSR, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces the QSR and other regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for any of our products and will have to complete such an inspection successfully before we ship any products.

We are involved in a heavily regulated sector, and our ability to remain viable will depend on favorable government decisions at various points by various agencies.

From time to time, legislation is introduced in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacture, and marketing of a medical product. Additionally, healthcare is heavily regulated by the federal government, and by state and local governments. The federal laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture, including our business and our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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

It is uncertain whether we would be deemed to be a covered entity under HIPAA, and it is unlikely that based on our current business model, we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of the patient information that we or our physician customers receive, store, create or transmit. If we fail to adhere to our contractual commitments, then our physician customers may be subject to civil monetary penalties, and this could adversely affect our ability to market our products. We also may be liable under state laws governing the privacy of health information.

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

Any infringement or misappropriation claim could cause us to incur significant costs, could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling our product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or are able to design around the patent. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, selling, offering to sell or importing our products, and/or could enter an order mandating that we undertake certain remedial activities. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

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

New product development in the medical industry is both costly and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth would be delayed.

Our long-term success is dependent, in large part, on the design, development and commercialization of our products and other new products and services in the medical industry. The product development process is time-consuming, unpredictable and costly. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that our products or other potential products will achieve market acceptance.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices, including those that may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if any of our products causes, or merely appears to have caused, an injury or if a patient alleges that any of our products failed to provide appropriate treatment. Claims may be made by patients, healthcare providers or others involved with our products.

Each of our products will require regulatory approval prior to commercialization in the U.S. The clinical studies of our products may be considered by the FDA as “Non-Significant Risk.”  Consequently, the trials may be conducted under the auspices of an abbreviated Investigational Device Exemption.  We therefore may only maintain limited domestic clinical trial liability insurance, as may be required by clinical sites.  We intend to obtain clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we intend to obtain general liability insurance that we believe will be appropriate, and anticipate obtaining adequate product liability insurance before commercialization of any of our products, this insurance is and will be subject to deductibles and coverage limitations.

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

We intend to seek partners to develop and market our products internationally. Outside the U.S., we can market a product only if we receive a marketing authorization and, in some cases, pricing approval, from the appropriate regulatory authorities. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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

We may not be able to find a strategic partner to continue further clinical development of our photoacoustic device that we licensed under our UAMS License.

On December 15, 2012 (“Effective Date”), we executed an Exclusive License Agreement (“UAMS License”) with the Board of Trustees of the University of Arkansas (“UofA”) acting on behalf of the University of Arkansas for Medical Sciences (“UAMS”) to commercially develop certain patents and patent applications owned by UAMS throughout the world for the life of the patents.  Our UAMS License includes three patents (i) U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16; (ii) U.S. Patent Application Ser. No.: 12/945,576 Device and Method for In Vivo Noninvasive Magnetic Manipulation of Circulating Objects in BioFlows; UAMS ID No. 2008-16 CIP; (iii) U.S. Patent Application Ser. No.: 13/253,767 Device and Method for In Vivo Detection of Clots Within Circulatory Vessels; UAMS ID No. 2008-16 CIP2.

As previously disclosed in our filing on Form 8-K on February 24, 2014, in the normal course of events, we confirmed, on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  Thus, we may not be able to find a strategic partner to continue further clinical development, despite completing a proof-of-concept clinical trial.

Risks Relating to our Common Stock

Currently, there is no active, liquid public market for our securities, and there can be no assurances that any liquid public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this filing on Form 10-K, there has not been any established active, liquid trading market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

We anticipate our stock being quoted on the OTCQB which may result in limited liquidity and the inability of our stockholders to maintain accurate price quotations of their stock.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCQB as operated by OTC Markets Inc. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 20,000,000 shares of common stock. There are 5,993,816 shares of our common stock issued and outstanding as of the date of this prospectus which shares are held by approximately 60 shareholders. The holders of our common stock:

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

Market Information

Our Common Stock currently only trades on the OTCQB operated by OTC Markets Inc. under the symbol “ACXA”.  Our Common Stock commenced trading under the symbol on June 16, 2014.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2014	$5.40	$3.20
September 30, 2014	$6.00	$5.35
June 30, 2014	$4.40	$4.00

As of March 17, 2015, our Common Stock closed at a price of $2.50.

Shareholders

As of March 17, 2015, we had 5,993,816 shares of common stock issued and outstanding and approximately 60 stockholders of record of our common stock.

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

Securities Approved For Issuance Under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2014, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

Recent Sales of Unregistered Securities

The following is a summary of all transactions during our fiscal year ended December 31, 2014. Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated. All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

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

On September 16, 2014, in connection with entering into the UCSF License, we purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of our Company’s common stock.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On February 4, 2015, we issued 57,000 shares of our Company’s common stock to a consultant to provide investor relations services over 3 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On February 10, 2015, we issued 150,000 shares of our Company’s common stock to a consultant to provide media services over 6 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing and commercializing novel neurological therapies based on our proprietary BranchPoint device delivering therapeutics directly into specific regions of the brain. The BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. The BranchPoint device was developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF. It can enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

Furthermore, we have licensed a photoacoustic technology platform from the University of Arkansas for Medical Sciences (UAMS) that allows the detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). We have completed a proof-of-concept clinical trial and are seeking a strategic partner for further clinical development

We cannot assure you that we will be successful with our development activities.

Recent Developments

On September 16, 2014 (“Effective Date”), we entered into an exclusive license agreement (“UCSF License”) with the Regents of the University of California acting through its Office of Innovation, Technology, and Alliances, University of California San Francisco (“UCSF”) in regards to the exclusive licensing of a medical stereotactic device for the delivery of therapeutics to the human brain, characterized as “Microinjection Brain Catheter”, a.k.a. BranchPoint device ("Invention"). The invention was made in the course of research at UCSF by Drs. Daniel A. Lim, Matthew Silvestrini, and Tejal A. Desai, (collectively, the “Inventors”) and claimed in U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 (“Patent Rights”). The Invention was developed under funding from the California Institute for Regenerative Medicine ("CIRM") and sponsored in part by the National Institutes of Health. The UCSF License remains in effect from the Effective Date until expiration or abandonment of the Patent Rights.

Under the UCSF License, we are obligated to develop, manufacture, market and sell the invention, and have been granted the right to sublicense to third parties. Specifically, the UCSF License requires us to: (i) market the Invention for research use within three (3) months from the Effective Date; (ii) sell the Invention for research use within 12 months of the Effective Date; (iii) file and finalize any necessary regulatory documentation for FDA 510(k) approval within 6 months after the 510(k) application has been filed; (iv) market the Invention for clinical use within 6 months of receiving market approval from FDA or equivalent foreign regulatory agency; (v) sell the Invention for clinical use within 12 months of receiving market approval from FDA or equivalent foreign regulatory agency; (vi) within 1 year of the Effective Date, raise at least $750,000 in funding or revenue; (vii) market the Invention in the United States within 6 months of receiving approval from the FDA; and (viii) use commercially reasonable efforts to fill the market demand for the Invention following commencement of marketing. We are also required to pay UCSF 35% of our net sales or any sublicense royalty as defined therein, and a non-refundable license issue fee of $50,000.  For a full description of further payment obligations and the UCSF License itself, the license agreement was filed as exhibit 10.1 to the Form 8-K as of September 17, 2014.

Plan of Operations

Our current plan is to continue the development of two programs in our pipeline under FDA’s Quality System Regulation 21 CFR.

1.

We are preparing the submission of a 510(k) application of our BranchPoint device to the FDA in 2015.  The testing of our BranchPoint device and design history files have been finalized.  Our contract manufacturer is finalizing the necessary validation work before our regulatory consultant can draft and submit our 510(k) application.  Once our BranchPoint device obtained regulatory approval from the FDA, our device may be used for the delivery of therapeutics such as stem cells or gene therapy vectors.  We may then commercialize our BranchPoint device on our own or through a commercial collaboration with a strategic partner.

2.

We are developing our ACX-31 program to deliver temozolomide directly to a tumor site with our BranchPoint device. temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  ACX-31 is contingent on BranchPoint's 510(k) approval.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50., it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  We are anticipating to conduct studies to demonstrate the ability of our BranchPoint device to deliver temozolomide directly to the tumor site.

The development of our products is estimated to cost approximately $5-7 million over 4-5 years as a standalone company. However, the Company may seek to pursue a strategic collaboration partnership which may accelerate the development timeline, share expenses, and also provide access to ex-US markets.  The development of our products may also cost substantially more than $5-7 million and may require a substantially longer development timeline than 4-5 years.  Higher development expenses and delays may be caused by but are not limited to sub-optimal product performance and continued product optimization cycles, adverse clinical results and repeat of clinical trials, or delays of an FDA approval.  In such a scenario, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

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

As we continue the development of our pipeline programs, we are seeking strategic partnerships with established healthcare companies to pursue further development, regulatory approval and commercialization of our programs. We do not expect to manufacture finished products in-house, nor conduct direct or indirect sales of products which may allow the Company to avoid significant capital investment in production facilities and sales and marketing teams. It is difficult to predict whether we will be able to enter into beneficial commercial partner relationships with recognized healthcare companies and our ultimate success remains uncertain.

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

Liquidity and Capital Resources

The reader is referred to our financial statements included elsewhere herein.  As of December 31, 2014, we had $555,506 in cash and cash equivalents. We are actively seeking additional capital investment as the total course of our product development over the next four to five years is estimated by management to be from $5 million to $7 million as a standalone company.  We cannot assure you that we will have access to the funding required for our product development or that if available it will be available on terms that are not dilutive to our present shareholders.  If the funding is not available, we may have to severely curtail or cease operations.  We presently intend to raise a minimum of $500,000 and a maximum of $2,500,000 in the next twelve months, but these plans are subject to change based on many factors, including, but not limited to, the availability of funds to us. We believe that our OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards continued development of our pipeline products.

Results of Operations for the Twelve Months ended December 31, 2014

Revenues

We had no revenues as a development stage company for the twelve months ended December 31, 2014 and 2013, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $94,298 and $11,817 for the twelve months ended December 31, 2014 and 2013, respectively.  The increase was due to the amortization of prepaid assets in connection with prototype optimization.

Impairment Loss:  Impairment losses were $4,304,927 and $95,940 for the twelve months ended December 31, 2014 and 2013, respectively.  The increase was caused by the write-off of the licensing fees, which were incurred in connection with the UAMS License, and the write-off of the fixed assets, which were purchased in connection with the UCSF License, because further development is uncertain and contingent on the availability of sufficient funding.

Research and Development:  Research and development expenses were $177,414 and $529,874 for the twelve months ended December 31, 2014 and 2013, respectively.  The decrease was due to the completion of the proof-of-concept clinical trial that was conducted in connection with the UAMS License in 2013.

General and Administrative:  General and administrative expenses were $123,127 and $122,100 for the twelve months ended December 31, 2014 and 2013, respectively.  They consisted of employee salaries, legal and audit fees, and other administrative expenses.

Net Loss

We had a net loss of $4,737,670 and $770,709 for the twelve months ended December 31, 2014 and 2013, respectively.  The increase was due to higher impairment losses caused by write-offs.

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

Patent Rights

We capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“UAMS License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”). The capitalized licensing fees of $87,499 net of an accumulated amortization expense of $115,072 were written off as an impairment loss as of December 31, 2014 because, as previously disclosed in a filing on Form 8-K on February 24, 2014, the Company confirmed on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.

Prepaid Assets

On August 14, 2014, we engaged a consultant to provide development services over 36 months in exchange for 450,000 shares of the Company’s common stock. The 450,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $900,000 as prepaid assets on the Company’s balance sheet.  These prepaid assets are amortized on a straight-line basis over the 36-month term of the consulting agreement.

Fixed Assets

On September 16, 2014, in connection with entering into the UCSF License, we purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of the Company’s common stock. The 2,150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $4,300,000 as fixed assets on the Company’s balance sheet.  These fixed assets were amortized on a straight-line basis over the remaining 15 years of estimated patent life of the patent rights underlying the UCSF License, until they were written off as of December 31, 2014 because further development of the prototype is uncertain and contingent on the availability of sufficient funding.

On October 13, 2014 we purchased equipment to support the development of our prototype device which are capitalized in the amount of $162,294 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of audited financial statements for the years ended December 31, 2014 and 2013.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accurexa, Inc.

We have audited the accompanying balance sheets of Accurexa, Inc. as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2014. Accurexa, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accurexa, Inc. as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 25, 2015

ACCUREXA INC.
Balance Sheets
(Audited)

	December 31, 2014	December 31, 2013
ASSETS

Current assets
Cash and cash equivalents	$555,506	$818,070
Total current assets	555,506	818,070

Patent rights, net	-	94,251
Prepaid Assets	786,685	-
Fixed Assets, net	157,320	-

Total assets	$1,499,511	$912,321

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $105,000 as of December 31, 2014 and $45,000 as of December 31, 2013	$266,026	$209,679
Total current liabilities	266,026	209,679

Convertible Notes, net of unamortized debt discount of $16,940	353,060	350,000

Total liabilities	619,085	559,679

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each Issued and outstanding 5,786,816 shares as of December 31, 2014 and 3,162,316 shares as of December 31, 2013	579	316
Common Stock Issuable	2,000	-
Additional paid-in capital	6,425,151	1,161,960
Accumulated deficit	(5,547,305)	(809,634)
Total stockholders' deficit	880,425	352,642

Total liabilities and stockholders' deficit	$1,499,511	$912,321

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Operations
(Audited)

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	94,298	11,817
Impairment Loss	4,304,927	95,940
Research & Development	177,414	529,874
General and Administrative	123,127	122,100
Total Operating Expenses	4,699,766	759,730

Loss from Operations	(4,699,766)	(759,730)

Interest Income (Expense)	(37,904)	(8,364)
Realized Income (Loss)	-	(2,615)
Loss before provisions for income taxes	(4,737,670)	(770,709)

Provision for income taxes	-	-
Net Loss	$(4,737,670)	$(770,709)

Loss per common share - basic and fully diluted:	$(1.19)	$(0.24)

Weighted average number of basic and fully diluted common shares outstanding	3,976,122	3,149,541

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Cash Flows
(Audited)

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash flows from operations:
Loss from continuing operations	$(4,737,670)	$(770,709)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	94,298	11,817
Impairment Loss	4,304,927	95,940
Amortization of non-cash R&D expenses	113,315	-
Amortization of discount on convertible notes	3,060	-
Realized Gain/Loss on marketable securities	-	2,615
Changes in operating assets and liabilities:
Accounts payable and other accruals	58,346	146,624
Net cash used in operations	(163,724)	(513,713)

Investment activities:
Investment in fixed assets	(162,294)	-
Investment in patent rights	-	-
Investment in marketable securities	-	(2,615)
Net cash used in investment activities	(162,294)	(2,615)

Financing activities:
Convertible notes received	20,000	350,000
Share subscriptions received	43,454	35,953
Net cash provided by financing activities	63,454	385,953

Net (decrease) / increase in cash	(262,564)	(130,375)

Cash, beginning of period	818,070	948,445
Cash, end of period	$555,506	$818,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$-

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statement of Stockholders' Equity
(Audited)

	Common Stock	Amount	Common Stock Issuable	Additional paid-in capital	Accumulated (Deficit)	Stockholders' Equity

Balance December 31, 2012	3,126,316	$ 313	$ -	$ 1,126,010	$ (38,925)	$ 1,087,398

Shares issued pursuant to private placement on February 6, 2013	10,000	1	-	9,952	-	9,953
Shares issued pursuant to Bill Callahan consulting agreement on June 15, 2013	26,000	3	-	25,997	-	26,000
Net (loss) for the period	-	-	-	-	(770,709)	(770,709)

Balance December 31, 2013	3,162,316	$ 316	$ -	$ 1,161,960	$ (809,634)	$ 352,642

Shares issued pursuant to private placements	24,500	2	-	43,452	-	43,454
Common Stock Issuable to Mr. Callahan	-	-	2,000	-	-	2,000
Shares issued pursuant to consulting agreement	450,000	45	-	899,955	-	900,000
Shares issued pursuant to asset purchase agreement	2,150,000	215	-	4,299,785	-	4,300,000
Discount on Convertible Note	-	-	-	20,000	-	20,000
Net (loss) for the period	-	-	-	-	(4,737,670)	(4,737,670)

Balance December 31, 2014	5,786,816	$ 579	$ 2,000	$ 6,425,151	$ (5,547,305)	$ 880,425

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accurexa, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 29, 2012. The Company elected its fiscal year ending on December 31. The Company is a development stage company as defined in the Accounting Standards Codification 915, Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances, and research & development.

The Company is focused on developing and commercializing novel neurological therapies based on its proprietary BranchPoint device delivering therapeutics directly into specific regions of the brain. The BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. The BranchPoint device was developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that the Company has exclusively licensed from UCSF. It may enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

Furthermore, the Company has licensed a photoacoustic technology platform from the University of Arkansas for Medical Sciences (UAMS) that allows the detection, capturing and targeted destruction of metastatic circulating tumor cells (CTCs). The Company has completed a proof-of-concept clinical trial and is seeking a strategic partner for further clinical development.

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

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2014, $118,301 of the Company’s cash balances at an offshore bank were not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Patent Rights

Patent rights are carried at cost net of accumulated amortization on a straight-line basis over their estimated remaining patent lives.  Estimated patent life is 20 years from the date on which the application for a patent was filed.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, including Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The content resulting from the issuance of ASU 2014-10 eliminates inception-to-date presentation and other disclosure requirements in ASC Topic 915 for entities previously considered development stage entities. Early adoption is permitted, and the Company has elected to make an early adoption of ASU 2014-10.

The Company's management has evaluated all other recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ended December 31, 2014, and has an accumulated deficit of $5,547,305 as of December 31, 2014. The Company has relied upon raising capital through private placements to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – PATENT RIGHTS

The Company capitalized as an asset the licensing fees incurred in connection with the exclusive license agreement (“UAMS License”) executed between the Company and the University of Arkansas for Medical Sciences (“UAMS”) on December 15, 2012 (“Effective Date”). The capitalized licensing fees of $87,499 net of an accumulated amortization expense of $115,072 were written off as an impairment loss as of December 31, 2014 because, as previously disclosed in a filing on Form 8-K on February 24, 2014, the Company confirmed on or about February 3, 2014, that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.

Gross carrying amount was $0 and $94,252 as of December 31, 2014 and 2013, respectively. Accumulated amortization was $115,072 and $108,319 as of December 31, 2014 and 2013, respectively.  Amortization expense was $94,251, of which $87,499 was recorded as impairment loss as of December 31, 2014.  Amortization expense was $107,757, of which $95,940 was recorded as impairment loss as of December 31, 2013.

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

5 – FIXED ASSETS

On September 16, 2014, in connection with entering into the UCSF License, the Company purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of the Company’s common stock. The 2,150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $4,300,000 as fixed assets on the Company’s balance sheet.  These fixed assets were amortized on a straight-line basis over the remaining 15 years of estimated patent life of the patent rights underlying the UCSF License, until they were written off as of December 31, 2014 because further development of the prototype is uncertain and contingent on the availability of sufficient funding.

On October 13, 2014 the Company purchased equipment to support the development of its prototype device which are capitalized in the amount of $162,294 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

Gross carrying amount was $157,320 and $0 as of December 31, 2014 and 2013, respectively. Accumulated amortization was $82,572 and $0 as of December 31, 2014 and 2013, respectively.  Depreciation expense was $4,304,974, of which $4,217,428 was recorded as impairment loss as of December 31, 2014. There was no depreciation expense and impairment loss as of December 31, 2013.

6 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,610,808 which is calculated by multiplying a 34% estimated tax rate by the cumulative NOL of $4,737,670. The total valuation allowance is a comparable $1,610,808. Details are as follows:

Twelve Months Ended December 31, 2014
Deferred Tax Asset	1,610,808
Valuation Allowance	(1,610,808)
Current Taxes Payable	0.00
Income Tax Expense	$ 0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$ 8,564	2032
2013	$ 262,041	2033
2014	$ 1,610,808	2034
Total NOL	$ 1,881,413

7 – RELATED PARTY TRANSACTIONS

Accounts payable includes $105,000 of accrued salary due to the Company’s Chief Executive Officer as of December 31, 2014.

8 – STOCKHOLDERS’ EQUITY

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

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

On September 16, 2014, in connection with entering into the UCSF License, we purchased a prototype from a contract manufacturer in exchange for 2,150,000 shares of our Company’s common stock.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On February 4, 2015, we issued 57,000 shares of our Company’s common stock to a consultant to provide investor relations services over 3 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On February 10, 2015, we issued 150,000 shares of our Company’s common stock to a consultant to provide media services over 6 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

9 - CONVERTIBLE NOTES

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $2.00 per share (the “Conversion Price”) at any time.  The number of shares issuable on full conversion was 175,000 and their fair market value exceeded the principal amount of the Note by $210,000 as of December 31, 2014.  The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended September 30, 2013.

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The number of shares issuable on full conversion was 12,500 and their fair market value exceeded the principal amount of the Note by $20,000 as of December 31, 2014. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $3,060 as of December 31, 2014, and will be amortized until July 15, 2017.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

10 – SUBSEQUENT EVENTS

On January 12, 2015, the Company and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”) under which the Consultant provides scientific advisory to the Company in the development, partnering and commercialization of the “Microinjection Brain Catheter” (a.k.a. BranchPoint device) that the Company exclusively licensed from the University of California San Francisco (“UCSF”) on September 16, 2014.  The Consultant will also serve as a member of the Company’s newly formed Scientific Advisory Board.  The term of the Agreement shall be two years and may be extended by mutual agreement of both parties. As consideration for provided services during the term of the Agreement, the Consultant shall receive either a project fee or an hourly rate, either of which will be determined and agreed upon by both parties prior to commencement of any work or project.  Under the Agreement, the Company also issued a promissory note (“Note”) in the amount of $200,000 and at an interest rate of 5.00% per annum to the Consultant.  Under the Note, the Consultant shall have the right, exercisable at any time at the Consultant’s sole discretion, to convert all or a portion of the outstanding principal amount of and all accrued interest under the Note, in whole or in part, into shares of common stock of the Company (the “Shares”) at a conversion price of $0.20 per share.  The Shares are issuable pursuant to Regulation D under the Securities Act of 1933, as amended, are to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and are to bear an appropriate restrictive legend.  A full description of the Agreement was filed as exhibit 10.1 and of the Note was filed as exhibit 10.2 to the Form 8-K as of January 13, 2015.

On February 18, 2015, the Company entered into a consulting agreement (“Agreement”) with the Capital Communications Group (“Consultant”) under which the Consultant assists the Company in its efforts to gain greater recognition and awareness among relevant investors in the public capital markets on a non-exclusive basis.  In connection with the Agreement, the Company issued a four-year Warrant (“Warrant”) to the Consultant under which the Consultant is entitled to purchase from the Company up to 200,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $0.50 per Share (“Exercise Price”).  The Warrant is exercisable, in whole or in part, during the term commencing on the issuance date of the Warrant on February 18, 2015 and ending on February 18, 2019 (the “Exercise Period”). A full description of the Agreement is filed herewith as exhibit 10.13.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

On August 4, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State to change the name of our Company from “Cyto Wave Technologies Inc.” to “Accurexa Inc.”.  The new CUSIP number for the Company’s common stock is 00439W 100.  A copy of the Certificate of Amendment was filed as Appendix A to the Schedule 14C Information Statement as of August 4, 2014.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name Age Position(s) George Yu 42 President & CEO and Director Anchie Kuo 55 Chairman of the Board and Director Luc Meyer 72 Director

Our Chief Executive Officer is also serving as our principal financial officer for the Company.

George Yu

(age 42) has been the President and Chief Executive Officer of the Company since inception.  He has over 15 years of experience in start-up companies, finance, operations, corporate development and the medical field.  His well-rounded background allowed him to start the Company as a founder and raise a common stock funding round.  He has the experience to manage device development, clinical trials and to raise additional funding that is critical for the success of the Company.  He served, from September 2009 to August 2010, as the Managing Partner, Bay2Peak S.A., a financial advisory and investment management firm, and from September 2005 to August 2009, as the Managing Partner of Bay2Peak Strategies, Ltd., a financial advisory and investment management firm, where he was responsible in both instances for the sourcing and execution of transactions, including financings, mergers and acquisitions, and investor relations.  Prior to that, Mr. Yu served in various operational management and consulting roles and has worked at the management consulting firm Bain & Company, with small-cap hedge funds and in investment banking at Lehman Brothers. Mr. Yu holds a Medical Doctor Degree from the University of Tuebingen, Germany, and a Master in Business Administration in Finance and Economics from Columbia Business School.

Anchie Kuo

(age 55) is a physician, venture capitalist and entrepreneur with over 25 years of experience in the US healthcare industry, serving on the board of over 15 companies. In addition, he has significant experience in the healthcare industry in Asia as the owner and CEO of the first FDA registered suture manufacturer in China.  He has an extensive network of international relationships that could the assist the Company in exploring strategic collaboration partnerships and fundraising.  He could also assist the Company in identifying assets or other small companies that would allow the Company to accelerate its growth through licensing or M&A transactions.  His background as the CEO of an FDA registered suture manufacturer could allow him to provide valuable regulatory insights to the Company.  Dr. Kuo is currently the CEO of Landbridge, based in San Francisco, since January 2012, a company dedicated to helping companies in the US and China with licensing, business development, and financing opportunities.

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

Luc H. Meyer

(age 72) has been a retired chef since 2006 and is currently involved in a number of commercial real estate and restaurant investments, in philanthropy including an art gallery, publishing of a cookbook and extensive travel across the world.  He opened the Left Bank Restaurant with his wife Liz Meyer in Vail, Colorado in 1970, and was later involved in 9 different restaurants as chef and owner.  He was born in France and had worked as a chef for over 50 years in France, Switzerland, Canada, Bahamas, Virgin Islands and Vail, Colorado where he settled.

Scientific Advisory Board

Daniel A. Lim, MD PhD, is Assistant Professor of Neurological Surgery at the University of California, San Francisco (UCSF) and the lead inventor of the BranchPoint technology. He has over 18 years of research experience in the neural stem cell field and is also a board-qualified neurosurgeon at the University of California, San Francisco and the San Francisco Veterans Affairs Medical Center. Dr. Lim was the principal investigator of a $1.8 million California Institute for Regenerative Medicine (CIRM) project that funded the development of the BranchPoint technology. In 2009, he edited a book describing the use of interventional MRI (iMRI) in neurosurgery. From 2010 to 2011, he served as co-surgeon in a Phase 1 clinical trial of neural cell transplantation to the brain of patients with Pelizaeus-Merzbacher disease (PMD). In 2012, he served as the local chairman of the biannual conference of the American Association of Stereotactic and Functional Neurosurgeons (ASSFN), and there he presented his work on the development of the BranchPoint technology, which was published in 2013 as an article featured on the cover of Stereotactic and Functional Neurosurgery. Ongoing work on iMRI for RBD-based cell delivery was reported in a news article online at Nature (http://www.nature.com/news/devices-aim-to-deliver-on-stem-cell-therapies-1.12532). The iMRI-compatible version of BranchPoint was published in Molecular Therapy in 2014. His basic science research on neural stem cells has resulted in over 50 peer-reviewed articles and book chapters. Dr. Lim serves as a member of the advisor board of the Rosenman Institute (http://qb3.org/rosenman), a non-profit organization whose mission is to drive medical device innovation for improvements in patient care by helping drive research concepts into innovation. For his basic science research, Dr. Lim received an NIH Director's New Innovator Award (2009-2014) and in 2010, he was a Kavli Fellow of the U.S. National Academy of Sciences.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu President & CEO	2014 2013	60,000 (#) 60,000 (##)	- -	- -	- -	- -	- -	- -	60,000 60,000

Note:

(#) This salary has accrued and will be paid upon us having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

(##) $35,000 were paid out as salary while $25,000 has accrued and will be paid upon us having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

Narrative Disclosure to Summary Compensation Table

On September 1, 2012, we entered into an employment agreement with George Yu, our president and CEO, which expired August 31, 2014, but renews for subsequent one year terms unless terminated by either party at least 60 days before the expiration of a term. Mr. Yu’s salary under his agreement is $5,000 per month and contains typical clauses with respect to non-disclosure, confidentiality and non-disparagement.  Mr. Yu’s salary has been accrued in 2014.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2014 and 2013, respectively:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu	2014 2013	- -	- -	- -	- -	- -	- -
Anchie Kuo	2014 2013	- -	- -	- -	- -	- -	- -
Luc H. Meyer	2014 2013	- -	- -	- -	- -	- -	- -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2014, with respect to our officers and directors and any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Name of beneficial owner	Position	Number of shares owned	Percent of Class (3)
George Yu	President, CEO and Director	200,000	3.3%
Anchie Kuo	Director	60,000	1.0%
Elizabeth A. & Luc H. Meyer	Director	350,000	5.8%
Abazu Ltd.	Shareholder	1,150,000 (1)	19.2%
Cercade Ltd.	Shareholder	1,000,000 (2)	16.7%
Luneel Corp.	Shareholder	450,000	7.5%
All officers and directors as a group (3 persons)		610,000	10.1%

Notes:

(1)

These shares are deemed to be indirectly controlled and owned by George Yu in his capacity as a director of Abazu Ltd.

(2)

These shares are deemed to be indirectly controlled and owned by George Yu in his capacity as a director of Cercade Ltd.

(3)

Applicable percentage ownership is based on 5,993,816 shares of our common stock outstanding as of March 25, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Upon our incorporation we issued 2,000,000 shares to our 34 founders.  George Yu received 200,000 founder shares and Anchie Kuo received 60,000 shares.  All of such transactions with the Company’s founders were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the shares issued in such transactions bear an appropriate restrictive legend.

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

Director Independence

We believe that the following directors of our company are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Anchie Kuo and Luc H. Meyer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2014 and 2013.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2014	$10,750	-	-	-
2013	$9,750	-	-	-

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

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

(a)  Financial Statements.  See Index to Financial Statements on page F-1.

(b)  Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, August 29, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.2	Amended and Restated Certificate of Incorporation, dated December 12, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.3	By –Laws (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
4.1	Form of Stock Certificate (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
10.1	Virtual Office Lease (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.2	UAMS License (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.3	Employment Agreement with George Yu (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.4	Form of Subscription Agreement (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.5	U.S. Patent Application 12/334,217 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.6	U.S. Patent Application 12/945,576 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.7	U.S. Patent Application 13/253,767 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.8	Convertible Note Agreement – (incorporated by reference to Form 10-Q of the Company filed on August 14, 2013)
10.9

Rejection and abandonment of U.S. Patent Application Serial No. 12/334,217 by the United States Patent and Trademark Office prior to date of UAMS License – (incorporated by reference to Form 8-K of the Company filed on February 24, 2014)

10.10	Certificate of Amendment to Certificate of Incorporation – (incorporated by reference to Appendix A filed to Schedule 14C Information Statement of the Company as of August 4, 2014)
10.11	UCSF License Agreement with the Regents of the University of California, dated as of September 16, 2014 – (incorporated by reference to Form 8-K of the Company filed on September 17, 2014)
10.12

Consulting Agreement between the Company and the Lim Development Group, dated as of January 12, 2015, and Promissory Note issued to the Lim Development Group, dated as of January 12, 2015 – (incorporated by reference to Form 8-K of the Company filed on January 13, 2015)

10.13	Consulting and Warrant Agreement between the Company and Capital Group Communications, Inc., dated as of February 18, 2015 – Filed herewith
22.1	Subsidiaries: None
23.1	Consent of Auditors (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accurexa, Inc.

(Registrant)

Date:

March 25, 2015

By:

/s/ George Yu

Name:

George Yu

Title:

President and Chief Executive Officer