Form 10-Q
period 2015-03-31
Accurexa Inc.
filed 2015-05-11
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2015
Common stock, $0.0001 par value	6,013,816

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at March 31, 2015 and December 31, 2014	2

Condensed Interim Statements of Operations for the three months ended March 31, 2015 and 2014	3

Condensed Interim Statements of Cash Flows for the three months ended March 31, 2015 and 2014	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current assets
Cash and cash equivalents	$482,623	$555,506
Total current assets	482,623	555,506
Prepaid Assets	1,687,732	786,685
Fixed Assets, net	198,124	157,320
Total assets	$2,368,478	$1,499,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $120,000 as of March 31, 2015 and $105,000 as of December 31, 2014	$312,531	$266,026
Total current liabilities	312,531	266,026
Convertible Notes, net of unamortized debt discount	357,216	353,060
Total liabilities	669,747	619,085

Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 6,013,816 shares as of March 31, 2015 and 5,786,816 shares as of December 31, 2014	601	579
Common Stock Issuable	2,000	2,000
Additional paid-in capital	7,606,629	6,425,151
Accumulated deficit	(5,910,499)	(5,547,305)
Total stockholders' deficit	1,698,731	880,425

Total liabilities and stockholders' deficit	$2,368,478	$1,499,511

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,271	1,688
Research & Development	119,115	6,782
General and Administrative	218,765	39,943
Total Operating Expenses	348,151	48,413

Loss from Operations	(348,151)	(48,413)

Interest Income (Expense)	(15,044)	(8,705)
Loss before provisions for income taxes	(363,195)	(57,118)

Provision for income taxes	-	-
Net Loss	$(363,195)	$(57,118)

Loss per common share - basic and fully diluted:	$(0.06)	$(0.02)

Weighted average number of basic and fully diluted common shares outstanding	5,907,771	3,170,552

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operations:
Loss from continuing operations	$(363,195)	$(57,118)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	10,271	1,688
Amortization of non-cash expenses	280,453	-
Amortization of discount on convertible notes	4,157	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	46,505	20,750
Net cash used in operations	(21,809)	(34,680)

Investment activities:
Investment in fixed assets	(51,075)	-
Net cash used in investment activities	(51,075)	-

Financing activities:
Share subscriptions received	-	13,454
Net cash provided by financing activities	-	13,454

Net (decrease) / increase in cash	(72,884)	(21,226)

Cash, beginning of period	555,506	818,070
Cash, end of period	$482,623	$796,844

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

(Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 is not necessarily indicative of the operating results for the full year.

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

Notes To Interim Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4 - PREPAID ASSETS

On January 12, 2015, the Company and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”) under which the Consultant provides scientific advisory to the Company in the development, partnering and commercialization of the “Microinjection Brain Catheter” (a.k.a. BranchPoint device) that the Company exclusively licensed from the University of California San Francisco (“UCSF”) on September 16, 2014.  As consideration for provided services, the Company issued a promissory note (“Note”) in the amount of $200,000 at an interest rate of 5.00% per annum to the Consultant.  The principal amount of the Note is amortized on a straight-line basis over the 24-month term of the Agreement.

On February 18, 2015, the Company entered into a consulting agreement (“Agreement”) with the Capital Communications Group (“Consultant”) under which the Consultant assists the Company in its efforts to gain greater recognition and awareness among relevant investors in the public capital markets on a non-exclusive basis.  In connection with the Agreement, the Company issued a four-year Warrant (“Warrant”) to the Consultant under which the Consultant is entitled to purchase from the Company up to 200,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $0.50 per Share (“Exercise Price”).  The Warrant is exercisable, in whole or in part, during the term commencing on the issuance date of the Warrant on February 18, 2015 and ending on February 18, 2019 (the “Exercise Period”).  The 200,000 Warrant Shares are valued at $527,500 based on the Black-Scholes formula and are amortized on a straight-line basis over the 24-month term of the Agreement.

On February 4, 2015, we issued 57,000 shares of our Company’s common stock to a consultant to provide investor relations services over 3 months per our consulting agreement.  The 57,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $114,000 and amortized over the 3-month term of the consulting agreement.

On February 10, 2015, we issued 150,000 shares of our Company’s common stock to a consultant to provide media services over 6 months per our consulting agreement.  The 150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $300,000 and amortized over the 6-month term of the consulting agreement.

On March 17, 2015, we issued 20,000 shares of our Company’s common stock to a consultant to provide investor relations services over 6 months per our consulting agreement.  The 20,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in the most recent sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $40,000 and amortized over the 6-month term of the consulting agreement.

ACCUREXA INC.

Notes To Interim Financial Statements

(Unaudited)

5 - FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $198,124 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $4,726 as of March 31, 2015, and will be amortized until July 15, 2017.

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

ACCUREXA INC.

Notes To Interim Financial Statements

(Unaudited)

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

?

“Accurexa”, “the “Company,” “we,” “us,” or “our,” are to the business of Accurexa Inc., a Delaware corporation;

?

“SEC” are to the Securities and Exchange Commission;

?

“Securities Act” are to the Securities Act of 1933, as amended;

?

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

?

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

On February 18, 2015, the Company entered into a consulting agreement (“Agreement”) with the Capital Communications Group (“Consultant”) under which the Consultant assists the Company in its efforts to gain greater recognition and awareness among relevant investors in the public capital markets on a non-exclusive basis.  In connection with the Agreement, the Company issued a four-year Warrant (“Warrant”) to the Consultant under which the Consultant is entitled to purchase from the Company up to 200,000 shares of the Company’s Common Stock (“Warrant Shares”) at an exercise price of $0.50 per Share (“Exercise Price”).  The Warrant is exercisable, in whole or in part, during the term commencing on the issuance date of the Warrant on February 18, 2015 and ending on February 18, 2019 (the “Exercise Period”). A full description of the Agreement was filed as exhibit 10.13 to the Form 10-K as of March 25, 2015.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of March 31, 2015 we had $482,623 in cash and cash equivalents. Our current plan is to continue the development of two programs in our pipeline.

1.

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

The development of our programs is estimated to cost approximately $5-7 million over 4-5 years as a standalone company. However, we may seek to pursue a strategic collaboration partnership which may accelerate the development timeline, share expenses, and also provide access to ex-US markets.  The development of our programs may also cost substantially more than $5-7 million and may require a substantially longer development timeline than 4-5 years.  Higher development expenses and delays may be caused by but are not limited to sub-optimal product performance and continued product optimization cycles, adverse clinical results and repeat of clinical trials, or delays of an FDA approval.  In such a scenario, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

We are actively seeking additional capital investment.  We cannot assure you that we will have access to the necessary funding or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations.

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $10,271 and $1,688 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $119,115 and $6,782 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to the preparation of the 510(k) submission of our BranchPoint device to the FDA.

General and Administrative:  General and administrative expenses were $218,765 and $39,943 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to the share issuance to our investor relations and media consultants in connection with their consulting agreements.

Net Losses

We had net losses of $363,195 and $57,118 for the three months ended March 31, 2015 and 2014, respectively. The increase is due to the preparation of the 510(k) submission of our BranchPoint device to the FDA and the share issuance to our investor relations and media consultants in connection with their consulting agreements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

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

PART II - OTHER INFORMATION

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

On March 17, 2015, we issued 20,000 shares of our Company’s common stock to a consultant to provide investor relations services over 6 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
May 11, 2015	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.