Form 10-Q
period 2015-06-30
Accurexa Inc.
filed 2015-08-14
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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
(302) 709-1822 (Registrant’s telephone number, including area code)

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2015
Common stock, $0.0001 par value	6,313,816
Convertible preferred stock, $0.0001 par value	1,875

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at June 30, 2015 and December 31, 2014	2

Condensed Interim Statements of Operations for the three and six months ended June 30, 2015 and 2014	3

Condensed Interim Statements of Cash Flows for the six months ended June 30, 2015 and 2014	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,350,027	$555,506
Total current assets	2,350,027	555,506
Prepaid Assets	1,307,315	786,685
Fixed Assets, net	187,455	157,320
Total assets	$3,844,798	$1,499,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $135,000 as of June 30, 2015 and $105,000 as of December 31, 2014	$316,846	$266,026
Total current liabilities	316,846	266,026
Convertible notes, net of unamortized debt discount	363,218	353,060
Total liabilities	680,064	619,085
Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible Preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 2,250 shares as of June 30, 2015 and 0 shares as of December 31, 2014	-	-
Common stock
Authorized 20,000,000 shares at par value of $0.0001 each
Issued and outstanding 6,013,816 shares as of June 30, 2015 and 5,786,816 shares as of December 31, 2014	601	579
Common stock issuable	2,000	2,000
Additional paid-in capital	11,580,129	6,425,151
Accumulated deficit	(8,417,997)	(5,547,305)
Total stockholders' equity	3,164,733	880,425

Total liabilities and stockholders' deficit	$3,844,798	$1,499,511

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,668	1,688	20,940	3,376
Research & Development	115,138	33,730	234,253	40,512
General and Administrative	384,489	21,890	603,254	61,833
Total Operating Expenses	510,295	57,308	858,447	105,721

Loss from Operations	(510,295)	(57,308)	(858,447)	(105,721)

Interest Income (Expense)	(17,202)	(8,710)	(32,245)	(17,416)
Loss before provisions for income taxes	(527,497)	(66,019)	(890,692)	(123,137)

Provision for income taxes	-	-	-	-
Net Loss	$(527,497)	$(66,019)	$(890,692)	$(123,137)

Loss per common share - basic and fully diluted:	$(0.09)	$(0.02)	$(0.15)	$(0.04)

Weighted average number of basic and fully diluted common shares outstanding	6,013,816	3,171,816	5,961,383	3,171,648

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash flows from operations:
Loss from continuing operations	$(890,692)	$(123,137)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	20,940	3,376
Amortization of non-cash expenses	660,870	-
Amortization of discount on convertible notes	10,158	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	50,820	44,500
Net cash used in operations	(147,904)	(75,261)

Investment activities:
Investment in fixed assets	(51,075)	-
Net cash used in investment activities	(51,075)	-

Financing activities:
Share subscriptions received, net of offering costs	1,993,500	13,454
Net cash provided by financing activities	1,993,500	13,454

Net (decrease) / increase in cash	1,794,521	(61,807)

Cash, beginning of period	555,506	818,070
Cash, end of period	$2,350,027	$756,263

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 is not necessarily indicative of the operating results for the full year.

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

4 – PREPAID ASSETS

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

On February 4, 2015, the Company issued 57,000 shares of its common stock to a consultant to provide investor relations services over 3 months per its consulting agreement.  The 57,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in a prior sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $114,000 and amortized over the 3-month term of the consulting agreement.

On February 10, 2015, the Company issued 150,000 shares of its common stock to a consultant to provide media services over 6 months per its consulting agreement.  The 150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in a prior sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $300,000 and amortized over the 6-month term of the consulting agreement.

On March 17, 2015, the Company issued 20,000 shares of its common stock to a consultant to provide investor relations services over 6 months per its consulting agreement.  The 20,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor a prior sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $40,000 and amortized over the 6-month term of the consulting agreement.

5 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $187,455 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $6,393 as of June 30, 2015, and will be amortized until July 15, 2017.

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

7 – CONVERTIBLE PREFERRED STOCK

On June 22, 2015, we closed a private placement of 2,250 shares of the Company's convertible preferred stock for gross proceeds to the Company of $2,250,000 and net proceeds of $1,993,500.  The convertible preferred stock is convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis.  The Company recorded a beneficial conversion feature of $1,980,000 based on the fair value of the common stock and the conversion rate as of the date of the offering.  This amount was recorded as a deemed distribution during the period of the offering.

8 - WARRANTS

In connection with the private placement of 2,250 shares of the Company's convertible preferred stock on June 22, 2015, we issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 4 years. We also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to our placement agent and its designees.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2015 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2015	-	$ 0.00
Granted	2,162,000	$ 1.41
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2015	2,162,000	$ 1.41
Warrants exercisable at June 30, 2015	2,162,000	$ 1.41

9 - SUBSEQUENT EVENTS

On July 1, 2015, the Board of Directors of the Company appointed Mr. William Callahan to serve as Director of the Company’s Board.  Mr. Callahan (age 56) has spent most of his more than 30-year career in emerging growth companies in the medical device, drug delivery and pharmaceutical industry, establishing and growing operations groups, and participating in the launch of numerous new products.  Mr. Callahan has experience in the translation of research and development projects into commercially viable products, commercial development of new products, set-up of quality control procedures and documentation, and operations.  He has been Senior Director Manufacturing Operations at AcelRx since March 2014.  He was a director of the Company’s board from January 2013 until March 2014, and was a consultant to the pharmaceutical and medical technology industries from February 2012 until March 2014.  From October 2009 until February 2012, he was Vice President Operations for Depomed, Inc. His previous tasks have included establishing GMP manufacturing operations and engineering groups whose responsibilities covered product assembly/manufacturing, process and product development, scale up and technology transfer activities, equipment and process qualification and validation execution, and support of regulatory FDA submissions. Commercial products that he worked on include in-vitro diagnostic

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

devices (Lifescan and Avocet Medical Inc.), medical equipment (Applied Biosystems), transdermal pharmaceutical products (Cygnus Therapeutics), and solid oral drug delivery products (Depomed, Inc).  Throughout his career he has held positions of increasing responsibility in engineering and operations groups at Lifescan – a Johnson & Johnson Co., Applied Biosystems, Cygnus Therapeutics, Avocet Medical, and Depomed, Inc.  He received a B.S. degree in Chemistry from San Francisco State University.

On July 6, 2015, the Company filed a Form S-1 registration statement that relates to the offer and resale of up to 3,762,000 shares of the Company’s common stock, par value $0.0001 per share, by the selling stockholders (“Selling Stockholders”) listed in the Form S-1 registration statement (“Selling Stockholders”), issuable to such stockholders upon the conversion of shares of the Company’s preferred stock or exercise of an aggregate of 1,800,000 warrants which the Company sold to investors in a private placement, or exercise of an aggregate of 162,000 warrants which the Company issued to its placement agent. In that private placement the Company sold an aggregate of 2,250 shares of its Series A convertible preferred stock, par value $0.0001 per share (“Preferred Stock”) for gross proceeds to the Company of $2,250,000. Each share of the Preferred Stock is convertible into 800 shares of the Company’s common stock (“Common Stock”) which results in an effective conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis. In addition, in the private placement the Company issued to the investors warrants (“Investor Warrants”) to purchase up to 1,800,000 shares of Common Stock. The Warrants have an exercise price of $1.50 per share and are exercisable through June 21, 2019. The shares of the Company’s common stock issuable on exercise of the Investor Warrants are registered under the Company’s Form S-1. H.C. Wainwright & Co., LLC (“Placement Agent”) acted as the exclusive placement agent for the placement of the Company’s Preferred Stock and Investor Warrants.  The Placement Agent purchased securities in the offering on the same terms and conditions as the other investors.  In addition, the Placement Agent and its designees received an aggregate of 162,000 warrants to purchase the Company’s common stock at a price of $1.50 per share through June 21, 2019. (“Agent Warrants”)  The shares underlying the Agent Warrants are registered under the Company’s Form S-1. The Company will not receive any proceeds from the sale of shares sold by the Selling Stockholders or from the conversion of Preferred Stock.  However, the Company will receive proceeds of $1.50 per share upon the exercise of any Investor Warrants or Agent Warrants.  The Company’s Form S-1 registration statement became effective on August 10, 2015.

On August 11, 2015, the Selling Stockholders converted an aggregate of 375 convertible preferred stock into 300,000 shares of common stock that were issued by the Company to the Selling Stockholders.

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

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing and commercializing novel neurological therapies that can deliver therapeutics directly into specific regions of the brain. Our BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. The BranchPoint device was developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF. It can enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

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

Recent Developments

On June 15, 2015, we submitted a 510(k) application of our BranchPoint device to the FDA.  If our BranchPoint device obtained regulatory approval from the FDA, our device may be used for the delivery of therapeutics such as stem cells or gene therapy vectors.  We may then commercialize our BranchPoint device on our own or through a commercial collaboration with a strategic partner.

On June 22, 2015, we closed a private placement of 2,250 shares of our convertible preferred stock for gross proceeds to us of $2,250,000.  The convertible preferred stock is convertible into shares of our common stock at a conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis.  In addition, we issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 4 years. We also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to our placement agent and its designees.

On August 11, 2015 (“Effective Date”), we entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  ACL is beneficially owned by the original Patent Rights holders and Inventors Violette Renard Recinos, Betty Tyler, Sarah Brem Sunshine and Henry Brem (“Inventors”) who assigned the Patent Rights to ACL.  Henry Brem is the Harvey Cushing Professor of Neurosurgery, Director of the Department of Neurosurgery, and Neurosurgeon-in-Chief at The Johns Hopkins University, and invented and developed Gliadel® wafers to deliver local chemotherapy to brain tumors.  Betty Tyler is Associate Professor of Neurosurgery at Johns Hopkins University.  Violette Renard Recinos is a Neurosurgeon at the Cleveland Clinic.  The Patent Rights relate to formulations for chemotherapy, especially of brain tumors such as gliomas.  They claim a composition for treating an individual with a solid tumor comprising a combination of BCNU and temozolomide in a pharmaceutically acceptable polymeric carrier for sustained local administration of an effective amount of BCNU and temozolomide to reduce tumor size or prolong survival of the individual with greater efficacy or reduced systemic side effects as compared to administration of either BCNU or temozolomide systemically (“Invention”).  Under the ACL License, we obtained rights to develop and commercialize the Patent Rights, and have been granted the right to sublicense to third parties. The ACL License requires us to initiate a first human clinical trial within 30 months and to pay ACL royalties and other consideration which includes (i) a license issue fee of 1,000,000 shares of the Company’s common stock to be issued within 6 months after the Effective Date; (ii) reimbursement of past patent expenses of $19,392; (iii) license maintenance fees of $8,000 annually until the first commercial sale; (iv) running royalties of 4% of net sales; and (v) certain minimum annual royalties and milestone payments.  The ACL License remains in effect from the Effective

Date until expiration of the Patent Rights.  For a full description of payment obligations and the ACL License itself, the license agreement is filed and can be reviewed as an exhibit to the Form 8-K as filed on August 12, 2015.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of June 30, 2015 we had $2,350,027 in cash and cash equivalents. Our current plan is to continue the development of two programs in our pipeline.

1.

We submitted a 510(k) application of our BranchPoint device to the FDA (U.S. Food and Drug Administration) on June 15, 2015.  If our BranchPoint device obtained regulatory approval from the FDA, our device may be used for the delivery of therapeutics such as stem cells or gene therapy vectors.  We may then commercialize our BranchPoint device on our own or through a commercial collaboration with a strategic partner.

2.

We are developing our ACX-31 program which could deliver chemotherapy drugs, such as temozolomide, directly to brain cancer sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50., it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).

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

Results of Operations

Revenues

We had no revenues as a development stage company for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $20,940 and $3,376 for the six months ended June 30, 2015 and 2014, respectively. The increase is due to the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $234,253 and $40,512 for the six months ended June 30, 2015 and 2014, respectively. The increase is due to the preparation of the 510(k) submission of our BranchPoint device to the FDA.

General and Administrative:  General and administrative expenses were $603,254 and $61,833 for the six months ended March 31, 2015 and 2014, respectively. The increase is due to the share issuance to our investor relations and media consultants in connection with their consulting agreements.

Net Losses

We had net losses of $890,692 and $123,137 for the six months ended June 30, 2015 and 2014, respectively. The increase is due to the preparation of the 510(k) submission of our BranchPoint device to the FDA and the share issuance to our investor relations and media consultants in connection with their consulting agreements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 22, 2015, we closed a private placement of 2,250 shares of the Company's convertible preferred stock for gross proceeds to the Company of $2,250,000.  The convertible preferred stock is convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis.  In addition, we issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 4 years. We also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to our placement agent and its designees.

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

ACCUREXA INC.
August 14, 2015	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.