Form 10-Q
period 2015-09-30
Accurexa Inc.
filed 2015-11-12
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2015
Common stock, $0.0001 par value	7,513,816
Convertible preferred stock, $0.0001 par value	1,625

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at September 30, 2015 and December 31, 2014	2

Condensed Interim Statements of Operations for the three and nine months ended September 30, 2015 and 2014	3

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)
	September 30, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$1,898,484	555,506
Marketable Securities	200,146	-
Total current assets	2,098,630	555,506
Prepaid Assets	2,193,940	786,685
Fixed Assets, net	176,787	157,320
Total assets	$4,469,356	1,499,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $138,500 as of September 30, 2015 and $105,000 as of December 31, 2014	$152,084	266,026
Total current liabilities	152,084	266,026
Convertible notes, net of unamortized debt discount	371,676	353,060
Total liabilities	523,760	619,085

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible Preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000 Issued and outstanding 1,625 shares as of September 30, 2015 and 0 shares as of December 31, 2014	-	-
Common stock
Authorized 20,000,000 shares at par value of $0.0001 each Issued and outstanding 6,513,816 shares as of September 30, 2015 and 5,786,816 shares as of December 31, 2014	601	579
Common stock issuable	1,132,000	2,000
Additional paid-in capital	11,580,128	6,425,151
Accumulated deficit	(8,767,133)	(5,547,305)
Total stockholders' equity	3,945,596	880,425

Total liabilities and stockholders' deficit	$4,469,356	1,499,511

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,668	12,594	31,608	15,970
Research & Development	196,842	53,315	431,095	93,827
General and Administrative	267,233	23,230	870,487	85,063
Total Operating Expenses	474,744	89,139	1,333,191	194,861

Loss from Operations	(474,744)	(89,139)	(1,333,191)	(194,861)

Interest Income (Expense)	(18,898)	(10,106)	(51,143)	(27,522)
Gain from Extinguishment of Debt	144,505	-	144,505	-
Loss before provisions for income taxes	(349,137)	(99,245)	(1,239,829)	(222,382)

Provision for income taxes	-	-	-	-
Net Loss	$(349,137)	$(99,245)	$(1,239,829)	$(222,382)

Loss per common share - basic and fully diluted:	$(0.05)	$(0.03)	$(0.21)	$(0.07)

Weighted average number of basic and fully diluted common shares outstanding	6,423,007	3,740,294	5,979,117	3,363,682

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash flows from operations:
Loss from continuing operations	$(1,239,829)	$(222,382)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	31,608	15,970
Amortization of non-cash expenses	904,245	38,315
Amortization of discount on convertible notes	18,616	1,393
Changes in operating assets and liabilities:
Accounts payable and other accruals	(113,942)	33,250
Net cash used in operations	(399,302)	(133,454)

Investment activities:
Investment in fixed assets	(51,075)	-
Investment in marketable securities	(200,146)	-
Net cash used in investment activities	(251,221)	(41,255)

Financing activities:
Convertible notes received		20,000
Share subscriptions received, net of offering costs	1,993,500	43,454
Net cash provided by financing activities	1,993,500	63,454

Net (decrease) / increase in cash	1,342,977	(111,255)

Cash, beginning of period	555,506	818,070
Cash, end of period	$1,898,484	$706,815

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

Cash and Cash Equivalents

Cash equivalents comprise of certain highly liquid instruments with a maturity of three months or less when purchased.

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

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, the Company is required to pay ACL a license issue fee of 1,000,000 shares of the Company’s common stock to be issued within 6 months after the Effective Date. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

price on the Effective Date, are capitalized in the amount of $1,130,000, and amortized over an expected patent life of 15 years.

5 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $176,787 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

6 – ACCOUNTS PAYABLE

On August 18, 2015, we executed a License Termination Agreement (“Termination Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting for and on behalf of the University of Arkansas for Medical Sciences (“UAMS”) under which both parties terminated the UAMS License and Research Agreement in order to be relieved of all liability for future payments of any consideration. As a result of the Termination Agreement, a total of $144,505 in accounts payable to UAMS and related to past patent, licensing and research agreement project costs were written off, and recorded as gain from extinguishment of debt in the statement of operations for the three and nine months ended September 30, 2015.

7 - CONVERTIBLE NOTES

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $8,060 as of September 30, 2015, and will be amortized until July 15, 2017.

On January 12, 2015, the Company and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”) under which the Consultant provides scientific advisory to the

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

8 – CONVERTIBLE PREFERRED STOCK

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

9 - WARRANTS

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2015 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2015	-	$ 0.00
Granted	2,162,000	$ 1.41
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2015	2,162,000	$ 1.41
Warrants exercisable at September 30, 2015	2,162,000	$ 1.41

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

10 - FORM S-1 REGISTRATION STATEMENT

On July 6, 2015, the Company filed a Form S-1 registration statement that relates to the offer and resale of up to 3,762,000 shares of the Company’s common stock, par value $0.0001 per share, by the selling stockholders (“Selling Stockholders”) listed in the Form S-1 registration statement (“Selling Stockholders”), issuable to such stockholders upon the conversion of shares of the Company’s preferred stock or exercise of an aggregate of 1,800,000 warrants which the Company sold to investors in a private placement, or exercise of an aggregate of 162,000 warrants which the Company issued to its placement agent. In that private placement the Company sold an aggregate of 2,250 shares of its Series A convertible preferred stock, par value $0.0001 per share (“Preferred Stock”) for gross proceeds to the Company of $2,250,000. Each share of the Preferred Stock is convertible into 800 shares of the Company’s common stock (“Common Stock”) which results in an effective conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis. In addition, in the private placement the Company issued to the investors warrants (“Investor Warrants”) to purchase up to 1,800,000 shares of Common Stock. The Warrants have an exercise price of $1.50 per share and are exercisable through June 21, 2019. The shares of the Company’s common stock issuable on exercise of the Investor Warrants are registered under the Company’s Form S-1. H.C. Wainwright & Co., LLC (“Placement Agent”) acted as the exclusive placement agent for the placement of the Company’s Preferred Stock and Investor Warrants.  The Placement Agent purchased securities in the offering on the same terms and conditions as the other investors.  In addition, the Placement Agent and its designees received an aggregate of 162,000 warrants to purchase the Company’s common stock at a price of $1.50 per share through June 21, 2019 (“Agent Warrants”).  The shares underlying the Agent Warrants are registered under the Company’s Form S-1. The Company will not receive any proceeds from the sale of shares sold by the Selling Stockholders or from the conversion of Preferred Stock.  However, the Company will receive proceeds of $1.50 per share upon the exercise of any Investor Warrants or Agent Warrants.  The Company’s Form S-1 registration statement became effective on August 10, 2015.

On August 11, 2015, the Selling Stockholders converted an aggregate of 375 convertible preferred stock into 300,000 shares of common stock that were issued by the Company to the Selling Stockholders.

On September 1, 2015, the Placement Agent converted an aggregate of 250 convertible preferred stock into 200,000 shares of common stock that were issued by the Company to the Placement Agent.

11 - EXECUTIVE COMPENSATION

On September 1, 2012, we entered into an employment agreement with George Yu, our president and CEO, which expired on August 31, 2014, but renews for subsequent one year terms unless terminated by either party at least 60 days before the expiration of a term. Mr. Yu’s salary under his agreement is $5,000 per month and contains typical clauses with respect to non-disclosure, confidentiality and non-disparagement.  On September 1, 2015, we renewed the employment agreement with a salary of $8,500 per month, without changes to any other clauses of the agreement.  A form of the employment agreement was filed as exhibit 10.3 to the Form 10 as of February 27, 2013.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

12 - SUBSEQUENT EVENTS

On November 1, 2015, we entered into a service agreement (“Agreement”) with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of carmustine and temozolomide for sustained local administration to a solid tumor (the “Services”).  Under the Agreement the Company will retain ownership of all intellectual property rights that are discovered or developed during the course of the provision of the Services.  Professor Avi Domb of The Hebrew University of Jerusalem will lead the development efforts provided by Yissum.  For a full description, a Form of the Agreement was filed as exhibit 10.19 to the Form 8-K as of November 2, 2015.  On November 12, 2015, in connection with entering into the Agreement, the Company issued 1,000,000 shares of the Company’s common stock in order to access the technology know-how.  These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report and the most recent Form 10-K. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University. We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Robert Langer, who is the David H. Koch Institute Professor at MIT and the most cited engineer in history, is also advising us in the development of our ACX-31 program. Both Dr. Brem and Dr. Langer are pioneers in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.

Our BranchPoint device can deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration.  Our BranchPoint device was developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF.  It can enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  A 510(k) application was submitted to the FDA on June 15, 2015.

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

On August 18, 2015, we executed a License Termination Agreement (“Termination Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting for and on behalf of the University of Arkansas for Medical Sciences (“UAMS”) under which both parties terminated the UAMS License and Research Agreement in order to be relieved of all liability for future payments of any consideration due under Article 6.1 of the UAMS License and Article 1 of the Research Agreement, and the UofA has agreed to terminate the UAMS License and Research Agreement and release us in accordance with the terms thereof.  For a full description of the Termination Agreement, a copy of which is filed and can be reviewed as Exhibit 10.18 to the Form 8-K as filed on August 20, 2015.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of September 30, 2015 we had $2,098,630 in cash and cash equivalents, and marketable securities. Our current plan is to continue the development of two programs in our pipeline.

1.

We submitted a 510(k) application of our BranchPoint device to the FDA (U.S. Food and Drug Administration) on June 15, 2015.  If our BranchPoint device obtained regulatory approval from the FDA, we may then commercialize our BranchPoint device on our own or through a commercial collaboration with a strategic partner.

2.

We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50., it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  BCNU (carmustine) is a chemotherapy drug that is contained in Gliadel®, a biodegradable polymer that is implanted locally into the resection cavity after surgical removal of a brain tumor and is indicated for the treatment of newly diagnosed and recurrent glioblastoma multiforme.

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

Results of Operations

Revenues

We had no revenues as a development stage company for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $31,608 and $15,970 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $431,095 and $93,827 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to the development and preparation of the 510(k) submission of our BranchPoint device to the FDA and formulation work for our ACX-31 program.

General and Administrative:  General and administrative expenses were $870,487 and $85,063 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to the share issuance to our investor relations and media consultants in connection with their consulting agreements, and additional legal and professional fees in connection with the filing of our S-1 registration statement and our ACL License.

Net Losses

We had net losses of $1,239,829 and $222,382 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to the development and preparation of the 510(k) submission of our BranchPoint device to the FDA, formulation work for our ACX-31 program, the share issuance to our investor relations and media consultants in connection with their consulting agreements, additional legal and professional fees in connection with the filing of our S-1 registration statement, and our ACL License.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On November 12, 2015, we issued 1,000,000 shares of the Company’s common stock in order to access the technology know-how in connection with the service agreement that we entered into with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. to develop and supply a polymeric formulation of a combination of carmustine and temozolomide for sustained local administration to a solid tumor.  These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
November 12, 2015	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.