Form 10-K
period 2015-12-31
Accurexa Inc.
filed 2016-03-30
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2015

or

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

There were a total of 8,580,816 shares of the registrant’s common stock outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		4

PART I		5

Item 1.	Business	5

Item 1A.	Risk Factors	17

Item 1B.	Unresolved Staff comments	32

Item 2.	Properties	32

Item 3.	Legal Proceedings	32

Item 4.	Mine Safety Disclosures	32

PART II		32

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32

Item 6.	Selected Financial Data	35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 8.	Financial Statements and Supplementary Data	41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	39

PART III		39

Item 10.	Directors, Executive Officers of the Registrant	39

Item 11.	Executive Compensation	42

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence	44

Item 14.	Principal Accountant Fees and Services	44

PART IV		45

Item 15.	Exhibits and Financial Statement Schedules	45

SIGNATURES		47

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

PART I

ITEM 1.  BUSINESS

Introduction

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  As our first development program, we are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Robert Langer, who is the David H. Koch Institute Professor at MIT and the most cited engineer in history, is also advising us in the development of our ACX-31 program. Both Dr. Brem and Dr. Langer are pioneers in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked with Dr. Langer on the formulation of Gliadel® and leads the development efforts provided by Yissum.

As our second development program, we are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration.  Our BranchPoint device was originally developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF.  It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  A 510(k) application was submitted to the FDA (U.S. Food and Drug Administration) on June 15, 2015.  Furthermore, UCSF requested a pre-IND meeting with the FDA on November 4, 2015 to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device. UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND (Investigational New Drug) enabling studies.

We cannot assure you that we will be successful with our development activities.  We have an office at 113 Barksdale, Newark, Delaware 19711 and our telephone number is (302) 709-1822.

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

Development Pipeline

We are a development stage company and focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  We are currently developing two programs in our pipeline.

1.

We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication at Johns Hopkins University Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50, it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  BCNU (carmustine) is a chemotherapy drug that is contained in Gliadel®, a biodegradable polymer that is implanted locally into the resection cavity after surgical removal of a brain tumor and is indicated for the treatment of newly diagnosed and recurrent glioblastoma multiforme.  In another scientific publication at Johns Hopkins University Renard Recinos V, Tyler BM, Brem H, et al. Combination of intracranial temozolomide with intracranial carmustine improves survival when compared with either treatment alone in a rodent glioma model. Neurosurgery 2010; 66:530-537, it was shown that the additive effect of combined delivery of local temozolomide with local BCNU, especially in combination with radiotherapy, was significantly more effective than delivery of either drug alone or one systemically and one locally, either with or without radiation. Groups treated with combination of local temozolomide, local BCNU and radiation therapy had 75% long-term survivors.

2.

We are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors. A 510(k) application was submitted to the FDA on June 15, 2015.  Furthermore, UCSF requested a pre-IND meeting with the FDA on November 4, 2015 to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device. UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND enabling studies.

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

ACL License

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

ACL Patent

Our ACL License includes U.S. Patent No. US 8,895,597 B2, Combination of Local Temozolomide with Local BCNU which is summarized as follows.  The patent can be accessed under the following link:

https://www.google.com/patents/US8895597

Background of the Invention:

New strategies are needed to improve the outcome of patients with adult glioblastoma multiforme (GBM). In addition to surgical resection (Rostomily et al. Baillieres Clin Neurol 5:345-369, 1996) and radiotherapy (Castro et al. Pharmacol Ther 98:71-108, 2003), numerous chemotherapeutic agents have been used to treat this disease (Parney et al. Cancer J 9:149-156, 2003), but limitations including poor central nervous system drug penetration and dose limiting toxicities have restricted their use (Rautioa et al. Curr Pharm Des 10:1341-1353, 2004). Temozolomide (TMZ), given orally as Temodar®, has been shown in randomized, placebo controlled, multi-institutional clinical trials, to be effective in prolonging survival and has received FDA approval for the treatment of newly diagnosed (Stupp et al. J Clin Oncol 20:1375-1382, 2002; Stupp et al. N Engl J Med 352:987-996, 2005) or recurrent (Yung et al. J Clin Oncol 17:2762-2771, 1999) malignant glioma. TMZ is an imidazotetrazine second-generation alkylating agent which, when given with radiation treatment has been shown to extend median survival 2.5 months compared to radiation alone (Stupp 2005) (Temodar® dose of 150-200 mg/m2). Higher doses of Temodar®, which might increase efficacy, are associated with dose-limiting myelosuppression including severe leukopenia and thrombocytopenia (Stupp 2002, 2005; Yung 1999; Gerber et al. Neuro Oncol 9:47-52, 2007). Research efforts have been directed towards local delivery of agents to the site of the tumor to achieve maximal drug concentrations while limiting toxicity. Recent advances in the local delivery of chemotherapeutic agents have shown encouraging results in the treatment of patients with malignant gliomas. See Attenello 2008; Soffietti et al. Anticancer Drugs 18:621-632, 2007; Raza et al. Expert Opin Biol Ther 5:477-494, 2005. While a number of therapeutic clinical trials are currently underway, there continues to be a limited number of agents in the armamentarium to effectively combat this disease. Gliadel®, a biodegradable polymer containing the alkylating agent Carmustine (BCNU), is implanted locally into the surgical bed at the time of high grade glioma resection, and has been shown to increase survival in both newly diagnosed (Brem et al. J Neurooncol 26:111-123, 1995; Westphal et al. Neuro Oncol 5:79-88, 2003; Valtonen et al. Neurosurgery 41:44-48, 1997; Westphal et al. Acta Neurochir (Wien) 148:269-275, 2006) and recurrent (Brem et al. Lancet 345:1008-1012, 1995) malignant gliomas. Alklyating agents, such as BCNU and TMZ, have clearly shown effective dose-

response cytotoxicity for many glioma cell lines in vitro (Raza 2005; Wedge Anticancer Drugs 8:92-97, 1997). The maximal doses for each drug, however, are limited due to dose dependent systemic toxicity. To this end, Gliadel® is used to maximize local concentrations of BCNU and minimize systemic exposure. Based on similar principles and on the fact that systemic toxicity has been observed as a dose limiting factor for TMZ (Stupp 2005; Gerber 2007; Brock et al. Cancer Res 58:4363-4348, 1998), it has been shown in rodents that intracranial delivery of TMZ has improved efficacy when compared to the systemic administration of TMZ (Brem 2007).

Recent clinical evidence has suggested that treatment with a combination of modalities consisting of surgical excision, locally delivered BCNU, concurrent and adjuvant systemic TMZ, and radiotherapy is safe and effective, and provides improved survival compared to each treatment group alone. See Menei 2008; McGirt 2010; La Rocca 2008; Gururangan et al. Neuro Oncol 3:246-250, 2001; Pan et al. J Neurooncol 88:353-357, 2008. These clinical advances in glioma therapy, with multimodality treatments, have led to an improvement in expected survival for GBM from 9 to 20 months (Menei “Biodegradable carmustine-impregnated wafers (Gliadel®): the French experience”. Presented at the 8th Congress of the European Association of Neurooncology, Barcellona, Spain, Sep. 12-14, 2008; McGirt “Gliadel (BCNU) wafer plus concomitant temozolomide therapy after primary resection of glioblastoma multiforme” J Neurosurg (2010 in press); La Rocca “A phase 2 study of multi-modal therapy with surgery, carmustine (BCNU) wafer, radiation therapy (RT), and temozolomide (TMZ) in patients (pts) with newly diagnosed supratentorial malignant glioma (MG)” Presented at the 8th Congress of the European Association of Neurooncology, Barcellona, Spain, Sep. 12-14, 2008; Attenello et al. Ann Surg Oncol 15:2887-2893, 2008.

Although the survival time has increased from nine to twenty months, on average, there remains a critical need for even greater prolongation of survival, preferably while maintaining the best possible quality of life.

It is therefore an object of the present invention to provide compositions providing significantly great efficacy in treating tumors, with far fewer side effects that limit the dosage that can be used, and cause patient discomfort.

Summary of the Invention:

The additive effect of combined intracranial carmustine (“BCNU”) with intracranial temozolomide (“TMZ”), and particularly in combination with radiation (“XRT”), in the treatment of two rat intracranial glioma models, the 9L gliosarcoma and the F98 glioma, demonstrates that local, preferably sustained, delivery of both drugs, especially in combination with radiation, is far more effective than delivery of either drug alone or one systemically and one locally, either with or without radiation. TMZ and BCNU were incorporated into biodegradable polymer discs that were implanted in F344 rats bearing established intracranial tumors useful as glioma models, the 9L gliosarcoma and the F98 glioma. In the 9L rodent glioma model, groups treated with the combination of local TMZ, local BCNU, and radiation (XRT) had 75% long-term survivors (LTS), which was superior to the combination of local TMZ and local BCNU (median survival of 95 days, LTS=25%) and the combination of oral TMZ, local BCNU and XRT (median survival of 62 days, LTS=12.5%). In order to simulate the effect of this treatment in chemo-resistant gliomas, a second rodent model was used with the F98 glioma, a cell line relatively resistant to alkylating agents due to expression of high levels of alkyltransferase, an enzyme that deactivates alkylating agents and is the major mechanism of resistance of gliomas. The triple therapy showed a significant improvement in survival when compared to controls (p=0.0004), local BCNU (p=0.0043), oral TMZ (p=0.0026), local TMZ (p=0.0105), and the combinations of either BCNU and XRT (p=0.0378) or oral TMZ and local BCNU (p=0.0154).

The survival of tumor-bearing animals in the 9L and F98 glioma models was improved with the local delivery of BCNU and TMZ, especially when combined with XRT, when compared with either treatment alone and with the clinically used modality of oral TMZ, local BCNU and XRT.

Our BranchPoint Device

Effective and safe delivery of therapeutics to the brain is often limited by the blood-brain barrier and lack of accurate, anatomic targeting of the intended site in the brain.  Our BranchPoint device is a single platform that allows the delivery of multiple novel therapeutics under "real-time" MRI guidance and can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. Clinicians can "tailor" therapeutic delivery to individual patient anatomy and specific disease targets, which may enhance the efficacy of therapies.  The BranchPoint device may also give surgeons more precise control of the volume of therapeutics delivered and may ensure that the therapeutics delivered into the brain stay in the brain, avoiding the problem of reflux out to the brain surface. This modern and "easy to use" platform technology allows "real-time" monitoring of therapeutic delivery under interventional MRI guidance (iMRI), which can improve the accuracy of delivery, reduce the risk of complications, and increase patient safety. Currently available neurosurgical devices can deliver a straight, rigid needle to single brain locations. However, this basic strategy limits the size and "shape" of the brain treatment area. In order to deliver to larger and more complex brain targets, the surgeon needs to penetrate the brain multiple times with such straight needles, which may increase the risk of bleeding and stroke, and may reduce the efficacy of therapeutics due to reflux, whereby therapeutics injected using straight needles can flow back out to the brain surface along the needle's path. The BranchPoint device was originally developed at UCSF with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM). It is based on a neurosurgical delivery platform that can enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.

UCSF License

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

Termination of UAMS License

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

On April 18, 2013, we executed a Research Agreement (“Research Agreement”) with the Board of Trustees of the UofA acting on behalf of the UAMS and its employees Laura Hutchins, M.D. and Vladimir Zharov, Ph.D. in connection with the UAMS License under which we would sponsor research for the development of a prototype for the photoacoustic, in vivo real-time detection of circulating melanoma cells and a clinical trial in melanoma patients.  The Research Agreement was filed as exhibit 10.5 to the Company’s Form 10, Amendment No. 2 as of April 23, 2013.

On or about February 3, 2014, as previously disclosed in our filing on Form 8-K on February 24, 2014, we confirmed in the normal course of events that a portion of one of the three licensed patent applications, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the Effective Date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.

On August 18, 2015, we executed a License Termination Agreement (“Termination Agreement”) with the Board of Trustees of the UofA acting for and on behalf of the UAMS under which both parties terminated the UAMS License and Research

Agreement in order to be relieved of all liability for future payments of any consideration due under Article 6.1 of the UAMS License and Article 1 of the Research Agreement, and the UofA has agreed to terminate the UAMS License and Research Agreement and release us in accordance with the terms thereof.  For a full description of the Termination Agreement, a copy of which is filed and can be reviewed as Exhibit 10.18 to the Form 8-K as filed on August 20, 2015.

Government Regulation of Pharmaceutical Products

The FDA (U.S. Food and Drug Administration) and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, tracking, approval, import, export, advertising, and promotion of our products.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•

nonclinical laboratory and animal tests, including some that must be conducted in accordance with Good Laboratory Practices;

•

submission of an IND, which must become effective before clinical trials may begin;

•

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug candidate for its intended use;

•

pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with Good Manufacturing Practices, or cGMP, and Good Clinical Practices; and

•

FDA approval of an NDA to permit commercial marketing for particular indications for use.

The testing and approval process requires substantial time, effort, and financial resources. Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Further, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1: Studies are initially conducted to test the product candidate for safety, dosage tolerance, absorption, metabolism, distribution, and excretion in healthy volunteers or patients.

•

Phase 2: Studies are conducted with groups of patients with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: These clinical trials are undertaken in larger patient populations to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety in an expanded patient population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These trials may be done globally to support global registrations.

The FDA generally requires that sponsors successfully complete two Phase 3 studies to obtain approval for a new drug, though in certain circumstances a single Phase 3 study is sufficient.  The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

ANDA Approval Process

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated NDA, or ANDA, with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA suitability petition. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved suitability petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

505(b)(2) Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA's findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug, or RLD. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant's product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. This last certification is known as a Paragraph IV certification. If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the RLD and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. The applicant may also elect to submit a "Section VIII" statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

NDA Submission and Review by the FDA

The results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product's identity, strength, quality, and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Once the NDA submission has been accepted for filing, which occurs, if at all, within 60 days after submission of the NDA, the FDA's goal for a non-priority review of a 505(b)(2) NDA is ten months to complete the review process for the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information, studies, or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the NDA.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use.

Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product and tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Medical Device Approval Process

Medical devices are subject to extensive regulation by the FDA and other regulatory authorities in the US.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

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

Competition

The business for delivery of therapeutics to the human brain is highly competitive, while our industry is subject to rapid and significant technological change.  Our products must gain acceptance by the medical community and show clinically meaningful advantages in performance, and we may face competition from pharmaceutical, biotechnology and medical device companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies, research institutions, and others.

Many of our competitors may have significantly greater financial, technical, and human resources than we have. Mergers and acquisitions in the pharmaceutical, biotechnology and medical device industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel technologies that are more effective, safer, or less costly than any that will be commercialized by us, or obtain regulatory approval for their products more rapidly than we may obtain approval for ours. Our success will be based in part on our ability to identify, develop, and manage a portfolio of products that are safer, more efficacious, and/or more cost-effective than alternative therapies.

Backlog

We are in a development stage and do not have any backlog.

Proposed Sales, Marketing and Advertising

We are planning to seek commercial partners to market the products upon approval by the FDA.

Environmental Matters

Laws and regulations relating to protection of the environment have not had and should not have a material impact on our business.

Proprietary Rights

In addition to our licensed patent rights, we have entered into an employment agreement with our CEO and intend to enter into similar agreements with other key employees that require them to keep all of our proprietary information confidential.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Research and Development

We anticipate that our expenses in 2016 will include product development, contractor expenses, and professional fees.

Employees

In addition to the employment of our CEO, we have retained approximately 5 individuals or companies as consultants or independent contractors that are involved in regulatory affairs, product development, scientific advisory and administrative functions.

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

To date our activities have involved obtaining and executing license agreements with third parties, and raising sufficient funds for product development and clinical trials.  As of December 31, 2015, we had $2,011,777 cash, cash equivalents and marketable securities on hand.  This is not sufficient to complete our product development as a standalone company, which we estimate will cost approximately $5 to $7 million over the next four to five years.  We do not have any commitments for the additional capital we require and management believes that our ability to raise additional capital is highly dependent on successful product development.  We will be able to fund the current stage of product development with cash on hand, but if any stage of our product development produces ambiguous or unfavorable results, it is unlikely that we will be able to raise additional funds for subsequent stages and our business will fail and our stock will become virtually worthless.

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

We depend on a patent obtained from ACL under our ACL License and a patent application obtained from UCSF under our UCSF License to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our proposed products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. UCSF has applied for a United States patent which is the subject of our UCSF License.  No assurance can be given that this patent will be granted, that, if granted, this patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of patent protection could materially adversely affect our business.

The patent application that we licensed from UCSF under our UCSF License could become not patentable and impact the viability of our UCSF License.

A portion of one of the three patent applications that we originally licensed under our UAMS License, U.S. Patent Application Serial No. 12/334,217, Device and Method for In Vivo Flow Cytometry Using the Detection of Photoacoustic Waves; UAMS ID No. 2008-16, had been rejected by the United States Patent and Trademark Office and U.S. Patent Application Serial No. 12/334,217 was then abandoned prior to the Effective Date of our UAMS License.  The basis for the rejection was primarily that the rejected portion of the application had previously been published in a scientific journal by the inventor Prof. Vladimir Zharov, an employee of the UAMS, prior to the filing of the application and therefore was not patentable.  U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 which we licensed under our UCSF License could also be rejected by the Unites States Patent and Trademark Office and become not patentable.

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

Our ACX-31 Program might fail in its product development or clinical trials, may never receive FDA approval, or might we withdrawn after receiving FDA approval.

We might fail to develop a formulation that could safely and effectively deliver chemotherapeutics directly to brain tumor sites.  The FDA can delay, limit, or deny approval of our products for many reasons, including:

•

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

Our BranchPoint device may not be able to deliver therapeutics to brain targets, improve accuracy, reduce risk of complications, increase patient safety, or receive FDA approval.

We demonstrated the ability of our BranchPoint device to deliver therapeutics to brain targets and improve accuracy of therapeutic delivery under interventional MRI guidance (iMRI) in animal and human cadaver studies.  The ability of our BranchPoint device to reduce risk of complications or increase patient safety, however, needs to be demonstrated in patients.  The FDA could request either pre-approval or post-approval clinical trials.  If we conduct a clinical trial, such a trial could fail to demonstrate the ability of our BranchPoint device to perform as expected.  The FDA can delay, limit, or deny approval of our BranchPoint device for many reasons, including:

•

our device may not be safe or effective to the FDA’s satisfaction;

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

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and have a major effect on the amount of time to be spent by our auditors and attorneys.  However, our incurring these costs obviously is an expense to our operations and thus has a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our common stock could drop significantly, and the market for our common stock could freeze.

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

We expect to operate in a highly competitive market, we may face competition from large, well-established pharmaceutical, biotechnology or medical device companies with significant resources, and we may not be able to compete effectively.

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

The medical field is subject to rapid technological change and product innovation. Our products are based on our proprietary technologies, but a number of companies and medical researchers are pursuing new technologies. Companies in the medical field with significantly greater financial, technical, research, marketing, sales and distribution and other resources have expertise and interest in the delivery of therapeutics to the human brain targets.  Some of these companies are working on potentially competing products or therapies.

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

We will not be able to sell our products unless and until its design and/or manufacture are verified and validated in accordance with current good manufacturing practices as set forth in FDA regulatory requirements.

We have not yet successfully completed all the steps necessary to verify and validate the design and/or manufacture of our products that are required to be performed prior to commercialization. If we are delayed or unable to complete verification and validation successfully, we will not be able to sell our products, and we will not be able to meet our plans for the commercialization of our products.  Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements, may result in restrictions on our products or its manufacturing processes, withdrawal of our products from the market, patient or physician notification, voluntary or mandatory recalls, fines, withdrawal of regulatory approvals, refusal to approve pending applications or supplements to approved applications, refusal to permit the import or export of our products, product seizures, injunctions or the imposition of civil or criminal penalties. Should any of these enforcement actions occur, our business, financial condition and results of operations could be materially and adversely affected.

Assuming that our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, they could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continuous review and periodic inspections by the FDA and other regulatory bodies. In particular, we and our suppliers are required to comply with FDA regulatory requirements which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, promotion, distribution, shipping of our products, and record keeping practices.

We also will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports and registration and listing requirements. To the extent that we contract with third parties to manufacture some of our products, our manufacturers will be required to adhere to cGMP requirements enforced by the FDA, or similar regulations required by regulatory agencies in other countries. The manufacturing facilities of our contract manufacturers must be inspected or must have been inspected, and must be in full compliance with cGMP requirements before approval for marketing. The FDA enforces its regulatory requirements through unannounced inspections. We have not yet been inspected by the FDA for any of our products and will have to complete such an inspection successfully before we ship any products.

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

In addition to regulation by the FDA, we are subject to general healthcare industry regulations. The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

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

New product development in the healthcare industry is both capital and labor intensive with very low success rates for successful commercialization; if we cannot successfully develop or obtain future products, our growth would be delayed.

Our long-term success is dependent, in large part, on the design, development and commercialization of our products. The product development process is time-consuming, unpredictable and capital intensive. There can be no assurance that we will be able to develop or acquire new products, successfully complete clinical trials, obtain the necessary regulatory clearances or approvals required from the FDA on a timely basis, or at all, manufacture our potential products in compliance with regulatory requirements or in commercial volumes, or that our products or other potential products will achieve market acceptance.

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

Each of our products will require regulatory approval prior to commercialization in the U.S. We may only maintain limited domestic clinical trial liability insurance, as may be required by clinical sites.  We intend to obtain clinical trial liability insurance in certain European countries where required by statute or clinical site policy. Although we intend to obtain general liability insurance that we believe will be appropriate, and anticipate obtaining adequate product liability insurance before commercialization of any of our products, this insurance is and will be subject to deductibles and coverage limitations.

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

Risks Relating to our Common Stock

Currently, liquidity of the public market for our securities is limited, and there can be no assurances that liquidity of the public market will further develop or increase, while our common stock is likely to be subject to significant price fluctuations.

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

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

We are authorized to issue up to 2,000,000 shares of preferred stock, $0.0001 par value. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.  On June 16, 2015, we filed a Certificate of Designation that authorized the issuance of up to two thousand two hundred fifty (2,250) shares of a new series designated “Series A Convertible Preferred Stock,” and established the rights, preferences and limitations thereof.  Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.  Each share of Preferred Stock shall be convertible, at any time at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of Preferred Stock ($1,000.00) by the Conversion Price of $1.25 per share. There are no dividend rights or liquidation preference associated with the Series A Convertible Preferred Stock. The summary of the rights, privileges and preferences of the Series A Convertible Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation, a copy of which is attached as Exhibit 2.1 to our Form 8-K, filed on June 18, 2015.

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

Our stock is being quoted on the OTCQB which may result in limited liquidity and the inability of our stockholders to maintain accurate price quotations of their stock.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities will be in the over-the-counter market which is commonly referred to as the OTCQB as operated by OTC Markets Inc. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our present operations do not require a permanently staffed office.  We can book office space with an unaffiliated business center on an “as needed” basis for an hourly fee ranging from $30 to $150 per hour depending on the size of the room or for a longer period of time, and believe that they are sufficient for our foreseeable needs.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 20,000,000 shares of common stock. There are 8,580,816 shares of our common stock issued and outstanding which shares are held by approximately 60 shareholders. The holders of our common stock:

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

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock, $0.0001 par value.  Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock.  On June 16, 2015, we filed a Certificate of Designation that authorized the issuance of up to two thousand two hundred fifty (2,250) shares of a new series designated “Series A Convertible Preferred Stock,” and established the rights, preferences and limitations thereof.  Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.  Each share of Preferred Stock shall be convertible, at any time at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of Preferred Stock ($1,000.00) by the Conversion Price of $1.25 per share. There are no dividend rights or liquidation preference associated with the Series A Convertible Preferred Stock. The summary of the rights, privileges and preferences of the Series A Convertible Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation, a copy of which is attached as Exhibit 2.1 to our Form 8-K, filed on June 18, 2015.

Among other rights, our Board of Directors may determine, without further vote or action by our stockholders:

•	the number of shares of preferred stock and the designation of the series;
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

In the future, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

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

Market Information

Our Common Stock currently trades only on the OTCQB operated by OTC Markets Inc. under the symbol “ACXA”.  Our Common Stock commenced trading under the symbol on June 16, 2014.

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2015	0.72	0.68
September 30, 2015	1.45	1.41
June 30, 2015	1.79	1.71
March 31, 2015	2.10	2.10
December 31, 2014	3.20	3.20
September 30, 2014	5.40	5.40
June 30, 2014	4.40	4.30

As of March 25, 2016, our Common Stock closed at a price of $0.62.

Shareholders

As of March 30, 2016, we had 8,580,816 shares of common stock issued and outstanding and approximately 60 stockholders of record of our common stock.

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

Securities Approved For Issuance Under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2015, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

Recent Sales of Unregistered Securities

The following is a summary of all transactions during our fiscal year ended December 31, 2015. Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated. All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

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

On February 8, 2016, we issued 1,000,000 shares of the Company’s common stock as license issue fee in connection with the exclusive license agreement (“ACL License”) that we entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU on August 11, 2015 (“Effective Date”).  The license issue fee is to be issued within 6 months after the Effective Date.  These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On March 18, 2016, we issued 67,000 shares of our Company’s common stock to a consultant to provide media services over 3 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  As our first development program, we are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Robert Langer, who is the David H. Koch Institute Professor at MIT and the most cited engineer in history, is also advising us in the development of our ACX-31 program. Both Dr. Brem and Dr. Langer are pioneers in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked with Dr. Langer on the formulation of Gliadel® and leads the development efforts provided by Yissum.

As our second development program, we are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration.  Our BranchPoint device was originally developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF.  It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  A 510(k) application was submitted to the FDA on June 15, 2015.  Furthermore, UCSF requested a pre-IND meeting with the FDA on November 4, 2015 to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device. UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND (Investigational New Drug) enabling studies.

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

On November 1, 2015, we entered into a service agreement (“Agreement”) with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of carmustine and temozolomide for sustained local administration to a solid tumor (the “Services”).  Under the Agreement we will retain ownership of all intellectual property rights that are discovered or developed during the course of the provision of the Services.  Professor Avi Domb of The Hebrew University of Jerusalem leads the development efforts provided by Yissum.  For a full description, a Form of the Agreement is filed and can be reviewed as an exhibit 10.19 to the Form 8-K as filed on November 2, 2015.

Plan of Operations

As a development stage company, we are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  We are currently developing two programs in our pipeline.

1.

We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication at Johns Hopkins University Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50, it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  BCNU (carmustine) is a chemotherapy drug that is contained in Gliadel®, a biodegradable polymer that is implanted locally into the resection cavity after surgical removal of a brain tumor and is indicated for the treatment of newly diagnosed and recurrent glioblastoma multiforme.  In another scientific publication at Johns Hopkins University Renard Recinos V, Tyler BM, Brem H, et al. Combination of intracranial temozolomide with intracranial carmustine improves survival when compared with either treatment alone in a rodent glioma model. Neurosurgery 2010; 66:530-537, it was shown that the additive effect of combined delivery of local temozolomide with local BCNU, especially in combination with radiotherapy, was significantly more effective than delivery of either drug alone or one systemically and one locally, either with or without radiation. Groups treated with combination of local temozolomide, local BCNU and radiation therapy had 75% long-term survivors.

2.

We are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors. A 510(k) application was submitted to the FDA on June 15, 2015.  Furthermore, UCSF requested a pre-IND meeting with the FDA on November 4, 2015 to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device. UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND enabling studies.

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

Need for Additional Capital

As we continue the development of our pipeline programs, we are actively seeking to raise additional capital.  If we are unable to raise additional capital to develop our development pipeline and business, we might have to suspend or cease operations and our investors may lose their investment.

37

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The reader is referred to our financial statements included elsewhere herein.  As of December 31, 2015, we had $2,011,777 cash, cash equivalents and marketable securities on hand.  We are actively seeking additional capital investment as the total required capital for our product development over the next four to five years is estimated to be from $5 million to $7 million as a standalone company.  We cannot assure you that we will have access to the funding required for our product development or that if available it will be available on terms that are not dilutive to our present shareholders.  If the funding is not available, we may have to severely curtail or cease operations.  We believe that our OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards continued development of our pipeline programs.

Results of Operations for the Twelve Months ended December 31, 2015

Revenues

We had no revenues as a development stage company for the twelve months ended December 31, 2015 and 2014, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $42,276 and $94,298 for the twelve months ended December 31, 2015 and 2014, respectively.  The decrease was due to the termination of the UAMS License and end of associated patent amortization.

Impairment Loss:  Impairment losses were $0 and $4,304,927 for the twelve months ended December 31, 2015 and 2014, respectively.  The decrease was due to the termination of the UAMS License and end of associated write-offs of the licensing fees.

Research and Development:  Research and development expenses were $1,638,868 and $177,414 for the twelve months ended December 31, 2015 and 2014, respectively.  The increase was due to the development efforts and formulation work associated with our ACX-31 program and BranchPoint device.

General and Administrative:  General and administrative expenses were $956,482 and $123,127 for the twelve months ended December 31, 2015 and 2014, respectively.  The increase was primarily caused by the share issuances in connection with investor relations and media consulting agreements.

Net Loss

We had a net loss of $2,564,597 and $4,737,670 for the twelve months ended December 31, 2015 and 2014, respectively.  The decrease was due to the end of impairment losses caused by write-offs.

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

38

assumptions.  The following critical accounting policies are impacted by judgments, assumptions and estimates used in preparation of our financial statements included in this registration statement.

Prepaid Assets

On January 12, 2015, we and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”) under which the Consultant provides scientific advisory to us in the development, partnering and commercialization of the “Microinjection Brain Catheter” (a.k.a. BranchPoint device) that we exclusively licensed from the University of California San Francisco (“UCSF”) on September 16, 2014.  As consideration for provided services, we issued a promissory note (“Note”) in the amount of $200,000 at an interest rate of 5.00% per annum to the Consultant.  The principal amount of the Note is amortized on a straight-line basis over the 24-month term of the Agreement.

On February 18, 2015, we entered into a consulting agreement (“Agreement”) with the Capital Communications Group (“Consultant”) under which the Consultant assists us in our efforts to gain greater recognition and awareness among relevant investors in the public capital markets on a non-exclusive basis.  In connection with the Agreement, we issued a four-year Warrant (“Warrant”) to the Consultant under which the Consultant is entitled to purchase from us up to 200,000 shares of our Company’s Common Stock (“Warrant Shares”) at an exercise price of $0.50 per Share (“Exercise Price”).  The Warrant is exercisable, in whole or in part, during the term commencing on the issuance date of the Warrant on February 18, 2015 and ending on February 18, 2019 (the “Exercise Period”).  The 200,000 Warrant Shares are valued at $527,500 based on the Black-Scholes formula and are amortized on a straight-line basis over the 24-month term of the Agreement.

On February 4, 2015, we issued 57,000 shares of our common stock to a consultant to provide investor relations services over 3 months per its consulting agreement.  The 57,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in a prior sale of our Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $114,000 and amortized over the 3-month term of the consulting agreement.

On February 10, 2015, we issued 150,000 shares of our common stock to a consultant to provide media services over 6 months per its consulting agreement.  The 150,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor in a prior sale of our Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $300,000 and amortized over the 6-month term of the consulting agreement.

On March 17, 2015, we issued 20,000 shares of our common stock to a consultant to provide investor relations services over 6 months per its consulting agreement.  The 20,000 issued shares of common stock are valued at $2 per share, equal to the price per share paid by an investor a prior sale of our Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $40,000 and amortized over the 6-month term of the consulting agreement.

On August 11, 2015 (“Effective Date”), we entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, we are required to pay ACL a license issue fee of 1,000,000 shares of our Company’s common stock to be issued within 6 months after the Effective Date. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000 and amortized over an expected patent life of 15 years.

Fixed Assets

We have purchased equipment to support the development of our prototype device which are capitalized in the amount of $166,119 as fixed assets on our Company’s balance sheet as of December 31, 2015.  The equipment is amortized on a straight-line basis over 5 years.

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

39

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

40

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of audited financial statements for the years ended December 31, 2015 and 2014.

41

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accurexa, Inc.

We have audited the accompanying balance sheets of Accurexa, Inc. as of December 31, 2015 and December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended December 31, 2015 and December 31, 2014. Accurexa, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accurexa, Inc. as of December 31, 2015 and December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 28, 2016

ACCUREXA INC.
Balance Sheets
(Audited)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,811,871	$555,506
Marketable securities	199,906	-
Total current assets	2,011,777	555,506
Prepaid assets	2,067,694	786,685
Fixed assets, net	166,119	157,320
Total assets	$4,245,590	$1,499,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $149,000 as of December 31, 2015 and $105,000 as of December 31, 2014	$180,782	$266,026
Total current liabilities	180,782	266,026
Convertible notes, net of unamortized debt discount	383,980	353,060
Total liabilities	564,762	619,085

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of December 31, 2015 and 0 shares as of December 31, 2014	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 7,513,816 shares as of December 31, 2015 and 5,786,816 shares as of December 31, 2014	751	579
Common stock issuable	1,132,000	2,000
Additional paid-in capital	12,639,978	6,425,151
Accumulated deficit	(10,091,902)	(5,547,305)
Total stockholders' deficit	3,680,828	880,425

Total liabilities and stockholders' deficit	$4,245,590	$1,499,511

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Operations
(Audited)

	Year Ended December 31, 2015	Year Ended December 31, 2014

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	42,276	94,298
Impairment Loss	-	4,304,927
Research & Development	1,638,868	177,414
General and Administrative	956,482	123,127
Total Operating Expenses	2,637,627	4,699,766

Loss from Operations	(2,637,627)	(4,699,766)

Interest Income (Expense)	(71,475)	(37,904)
Gain from Extinguishment of Debt	144,505	-
Loss before provisions for income taxes	(2,564,597)	(4,737,670)

Provision for income taxes	-	-
Net Loss	$(2,564,597)	$(4,737,670)

Loss per common share - basic and fully diluted:	$(0.41)	$(1.19)

Weighted average number of basic and fully diluted common shares outstanding	6,306,019	3,976,122

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Cash Flows
(Audited)

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows from operations:
Loss from continuing operations	$(2,564,597)	$(4,737,670)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	42,276	94,298
Impairment Loss	-	4,304,927
Amortization of non-cash expenses	2,090,490	113,315
Amortization of discount on convertible notes	30,920	3,060
Changes in operating assets and liabilities:
Accounts payable and other accruals	(85,244)	58,346
Net cash used in operations	(486,154)	(163,724)

Investment activities:
Investment in fixed assets	(51,075)	(162,294)
Investment in marketable securities	(199,906)	-
Net cash used in investment activities	(250,981)	(162,294)

Financing activities:
Convertible notes received	-	20,000
Share subscriptions received	1,993,500	43,454
Net cash provided by financing activities	1,993,500	63,454

Net (decrease) / increase in cash	1,256,365	(262,564)

Cash, beginning of period	555,506	818,070
Cash, end of period	$1,811,871	$555,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$35,000

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statement of Stockholders' Equity
(Audited)

	Convertible Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Common Stock Issuable	Additional paid-in capital	Accumulated (Deficit)	Stockholders' Equity

Balance December 31, 2013	-	-	3,162,316	$ 316	$ -	$ 1,161,960	$ (809,634)	$ 352,642

Shares issued pursuant to private placements	-	-	24,500	2	-	43,452	-	43,454
Common Stock Issuable to Mr. Callahan	-	-	-	-	2,000	-	-	2,000
Shares issued pursuant to consulting agreement	-	-	450,000	45	-	899,955	-	900,000
Shares issued pursuant to asset purchase agreement	-	-	2,150,000	215	-	4,299,785	-	4,300,000
Discount on Convertible Note	-	-	-	-	-	20,000	-	20,000
Net (loss) for the period	-	-	-	-	-	-	(4,737,670)	(4,737,670)

Balance December 31, 2014	-	$ -	5,786,816	$ 579	$ 2,000	$ 6,425,151	$ (5,547,305)	$ 880,425

Shares issued pursuant to consulting and service agreements	-	-	1,227,000	123	-	1,513,877	-	1,514,000
Lim Development Group Convertible Note	-	-	-	-	-	200,000	-	200,000
Capital Group Communications Warrants	-	-	-	-	-	527,500	-	527,500
$2.25m Equity Financing, net of offering costs and beneficial conversion feature	2,250	0.225	-	-	-	3,973,500	(1,980,000)	1,993,500
Conversion Preferred to Common	(625)	(0.063)	500,000	50	-	(50)	-	-
ACL License Shares Issuable	-	-	-	-	1,130,000	-	-	1,130,000
Net (loss) for the period	-	-	-	-	-	-	(2,564,597)	(2,564,597)

Balance December 31, 2015	1,625	$ 0.163	7,513,816	$ 751	$ 1,132,000	$ 12,639,978	$ (10,091,902)	$ 3,680,828

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

The Company is focused on developing novel neurological therapies to be directly delivered into specific regions of the brain.  As its first development program, the Company is developing its ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. The ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). The Company is collaborating in the development of its ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Robert Langer, who is the David H. Koch Institute Professor at MIT and the most cited engineer in history, is also advising the Company in the development of its ACX-31 program. Both Dr. Brem and Dr. Langer are pioneers in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  The Company entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked with Dr. Langer on the formulation of Gliadel® and leads the development efforts provided by Yissum.

As its second development program, the Company is developing its BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration.  The BranchPoint device was originally developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that the Company has exclusively licensed from UCSF.  It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  A 510(k) application was submitted to the FDA on June 15, 2015.  Furthermore, UCSF requested a pre-IND meeting with the FDA on November 4, 2015 to discuss a collaborative program between UCSF and the Company to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using the Company’s BranchPoint delivery device. UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND (Investigational New Drug) enabling studies.

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

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2015, $1,303,129 of the Company’s cash balances at a US domestic bank were not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities and accounts payable.  The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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

Research and Development Expenses

The Company expenses all of its research and development expenses in the period in which they are incurred.  At such time as the Company’s products are determined to be commercially available, the Company will capitalize those development expenditures that are related to the maintenance of the commercial products, and amortize these capitalized expenditures over the estimated life of the commercial products.  The estimated life of the commercial products will be based on management’s estimates, including estimates of current and future industry conditions.  A significant change to these assumptions could impact the estimated useful life of the Company’s commercial products resulting in a change to amortization expense and impairment charges.

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

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ended December 31, 2015, and has an accumulated deficit of $10,091,902 as of December 31, 2015. The Company has relied upon raising capital through equity financings to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 – PREPAID ASSETS

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

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

price per share paid by an investor in a prior sale of the Company’s shares of common stock on July 15, 2014, and are capitalized in the amount of $40,000 and amortized over the 6-month term of the consulting agreement.

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, the Company is required to pay ACL a license issue fee of 1,000,000 shares of our Company’s common stock to be issued within 6 months after the Effective Date. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000 and amortized over an expected patent life of 15 years.

4 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which is capitalized in the amount of $166,119 as fixed assets on the Company’s balance sheet as of December 31, 2015.  The equipment is amortized on a straight-line basis over 5 years.

5 – ACCOUNTS PAYABLE

On August 18, 2015, the Company executed a License Termination Agreement (“Termination Agreement”) with the Board of Trustees of the University of Arkansas (“UofA”) acting for and on behalf of the University of Arkansas for Medical Sciences (“UAMS”) under which both parties terminated the UAMS License and Research Agreement in order to be relieved of all liability for future payments of any consideration. As a result of the Termination Agreement, a total of $144,505 in accounts payable to UAMS and related to past patent, licensing and research agreement project costs were written off, and recorded as gain from extinguishment of debt in the statement of operations for the twelve months ended December 31, 2015.

6 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $893,562 which is calculated by multiplying a 34% estimated tax rate by the cumulative NOL of $2,628,123. The total valuation allowance is a comparable $893,562. Details are as follows:

Twelve Months Ended December 31, 2015
Deferred Tax Asset	893,562
Valuation Allowance	(893,562)
Current Taxes Payable	0.00
Income Tax Expense	$ 0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$ 8,564	2032
2013	$ 262,041	2033
2014	$ 1,610,808	2034
2015	$ 893,562	2035
Total NOL	$ 2,774,975

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

7 – RELATED PARTY TRANSACTIONS

Accounts payable includes $149,000 of accrued salary due to the Company’s Chief Executive Officer as of December 31, 2015.

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

On November 12, 2015, the Company issued 1,000,000 shares of its common stock in order to access the technology know-how in connection with the service agreement that the Company entered into with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. to develop and supply a polymeric formulation of a combination of carmustine and temozolomide for sustained local administration to a solid tumor.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On February 8, 2016, the Company issued 1,000,000 shares of its common stock as license issue fee in connection with the exclusive license agreement (“ACL License”) that the Company entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU on August 11, 2015 (“Effective Date”).  The license issue fee is to be issued within 6 months after the Effective Date. These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On March 18, 2016, the Company issued 67,000 shares of our Company’s common stock to a consultant to provide media services over 3 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

9 – CONVERTIBLE PREFERRED STOCK

On June 22, 2015, the Company closed a private placement of 2,250 shares of the Company's convertible preferred stock for gross proceeds to the Company of $2,250,000 and net proceeds of $1,993,500.  The convertible preferred stock is convertible into shares of common stock of the Company at a conversion price of $1.25 per share. The Preferred Stock has no dividend rights or liquidation preference. If dividends are declared on the Common Stock, the holders of the Preferred Stock shall be entitled to participate in such dividends on an as-converted-to-common stock basis. The Company recorded a beneficial conversion feature

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

of $1,980,000 based on the fair value of the common stock and the conversion rate as of the date of the offering.  This amount was recorded as a deemed distribution during the period of the offering.

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

11 - WARRANTS

In connection with the private placement of 2,250 shares of the Company's convertible preferred stock on June 22, 2015, the Company issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 4 years. The Company also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to our placement agent and its designees.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2015 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2015	-	$ 0.00
Granted	2,162,000	$ 1.41
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2015	2,162,000	$ 1.41
Warrants exercisable at December 31, 2015	2,162,000	$ 1.41

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

12 - CONVERTIBLE NOTES

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $9,726 as of December 31, 2015, and will be amortized until July 15, 2017.

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

13 – SUBSEQUENT EVENTS

On February 8, 2016, the Company issued 1,000,000 shares of its common stock as license issue fee in connection with the exclusive license agreement (“ACL License”) that the Company entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU on August 11, 2015 (“Effective Date”).  The license issue fee is to be issued within 6 months after the Effective Date. These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On March 18, 2016, we issued 67,000 shares of our Company’s common stock to a consultant to provide media services over 3 months per our consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of December 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

On June 16, 2015, we filed a Certificate of Designation with the Delaware Secretary of State that authorized the issuance of up to two thousand two hundred fifty (2,250) shares of a new series designated “Series A Convertible Preferred Stock,” and established the rights, preferences and limitations thereof.  Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1,000.  Each share of Preferred Stock shall be convertible, at any time at the option of the Holder thereof, into that number of shares of Common Stock determined by dividing the Stated Value of such share of Preferred Stock ($1,000.00) by the Conversion Price of $1.25 per share. There are no dividend rights or liquidation preference associated with the Series A Convertible Preferred Stock. The summary of the rights, privileges and preferences of the Series A Convertible Preferred Stock described above is qualified in its entirety by reference to the Certificate of Designation, a copy of which is attached as Exhibit 2.1 to our Form 8-K, filed on June 18, 2015.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name Age Position(s) George Yu 43 President & CEO and Director Anchie Kuo 56 Chairman of the Board and Director William Callahan 57 Director

Our Chief Executive Officer is also serving as our principal financial officer for the Company.

George Yu

(age 43) has been the President and Chief Executive Officer of the Company since inception.  He has over 15 years of experience in healthcare and technology growth companies, finance, operations, corporate development and the medical field.  His well-rounded background allowed him to start the Company as a founder and raise two equity financings for the Company.  He has the experience to manage product development, clinical trials and to raise additional funding that is critical for the success of the Company. Previously, Dr. Yu served in various operational management and corporate development roles in small healthcare companies and has worked at the management consulting firm Bain & Company, with small-cap hedge funds and in investment banking at Lehman Brothers. Dr. Yu holds a Medical Doctor Degree from the University of Tuebingen, Germany, and a Master in Business Administration in Finance and Economics from Columbia Business School.

Anchie Kuo

(age 56) is a physician, venture capitalist and entrepreneur with over 25 years of experience in the US healthcare industry, serving on the board of over 15 companies. In addition, he has significant experience in the healthcare industry in Asia as the owner and CEO of the first FDA registered suture manufacturer in China.  He has an extensive network of international relationships that could the assist the Company in exploring strategic collaboration partnerships and fundraising.  He could also assist the Company in identifying assets or other small companies that would allow the Company to accelerate its growth through licensing or M&A transactions.  His background as the CEO of an FDA registered suture manufacturer could allow him to provide valuable regulatory insights to the Company.  Dr. Kuo is currently the CEO of Landbridge, based in San Francisco, since January 2012, a company dedicated to helping companies in the US and China with licensing, business development, and financing opportunities.  Previously, Dr. Kuo was the CEO of Arc Medical Supplies Co., Ltd., a medical products manufacturer that distributed products in China, Europe, and the US.  Prior to that, Dr. Kuo was a Managing Partner and co-Founder of Genaissance Capital Group, a top quartile healthcare focused hedge fund.  Prior to that, Dr. Kuo co-founded and became a Managing Director of BankAmerica Ventures (Scale Ventures Partners), a venture group that managed approximately $1.2 billion of assets. Prior to that, Dr. Kuo began in business development at Pfizer Hospital Products Group, a subsidiary of Pfizer Inc., where he was a manger responsible for acquisitions and venture investments. Dr. Kuo received his Bachelors or Arts (Economics) from Dartmouth College in Hanover, New Hampshire. Then Dr. Kuo received his M.D. from Dartmouth Medical School in Hanover, New Hampshire.

William Callahan

(age 57) has spent most of his more than 30-year career in emerging growth companies in the medical device, drug delivery and pharmaceutical industry, establishing and growing operations groups, and participating in the launch of numerous new products.  Mr. Callahan has experience in the translation of research and development projects into commercially viable products, commercial development of new products, set-up of quality control procedures and documentation, and operations.  He has been Senior Director Manufacturing Operations at AcelRx since March 2014.  He was a director of the Company’s board from January 2013 until March 2014, and was a consultant to the pharmaceutical and medical technology industries from February 2012 until March 2014.  From October 2009 until February 2012, he was Vice President Operations for Depomed, Inc. His previous tasks have included establishing GMP manufacturing operations and engineering groups whose responsibilities covered product assembly/manufacturing, process and product development, scale up and technology transfer activities, equipment and process qualification and validation execution, and support of regulatory FDA submissions. Commercial products that he worked on include in-vitro diagnostic devices (Lifescan and Avocet Medical Inc.), medical equipment (Applied Biosystems), transdermal pharmaceutical products (Cygnus Therapeutics), and solid oral drug delivery products (Depomed, Inc).  Throughout his career he has held positions of increasing responsibility in engineering and operations groups at Lifescan – a Johnson & Johnson Co., Applied Biosystems, Cygnus Therapeutics, Avocet Medical, and Depomed, Inc.  He received a B.S. degree in Chemistry from San Francisco State University.

Scientific Advisors

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

Professor Robert Langer is the David H. Koch Institute Professor at the Massachusetts Institute of Technology (“MIT”).  There are 11 Institute Professors at MIT; being an Institute Professor is the highest honor that can be awarded to a faculty member.  Dr. Langer has written over 1,300 articles.  He also has over 1,080 patents worldwide.  Dr. Langer’s patents have been licensed or sublicensed to over 300 pharmaceutical, chemical, biotechnology and medical device companies.  He is the most cited engineer in history (h-index 213).

Dr. Langer has received over 220 major awards.  He is one of 4 living individuals to have received both the United States National Medal of Science (2006) and the United States National Medal of Technology and Innovation (2011).  He also received the 2002 Charles Stark Draper Prize, considered the equivalent of the Nobel Prize for engineers, the 2008 Millennium Prize, the world’s largest technology prize, the 2012 Priestley Medal, the highest award of the American Chemical Society, the 2013 Wolf Prize in Chemistry, the 2014 Breakthrough Prize in Life Sciences and the 2014 Kyoto Prize.  He is also the only engineer to receive the Gairdner Foundation International Award; 82 recipients of this award have subsequently received a Nobel Prize.  In 2015, Dr. Langer received the Queen Elizabeth Prize for Engineering.  Among numerous other awards Langer has received are the Dickson Prize for Science (2002), Heinz Award for Technology, Economy and Employment (2003), the Harvey Prize (2003), the John Fritz Award (2003) (given previously to inventors such as Thomas Edison and Orville Wright), the General Motors Kettering Prize for Cancer Research (2004), the Dan David Prize in Materials Science (2005), the Albany Medical Center Prize in Medicine and Biomedical Research (2005), the largest prize in the U.S. for medical research, induction into the National Inventors Hall of Fame (2006), the Max Planck Research Award (2008), the Prince of Asturias Award for Technical and Scientific Research (2008), the Warren Alpert Foundation Prize (2011) and the Terumo International Prize (2012).  In 1998, he received the Lemelson-MIT prize, the world’s largest prize for invention for being “one of history’s most prolific inventors in medicine.”  In 1989 Dr. Langer was elected to the Institute of Medicine of the National Academy of Sciences, and in 1992 he was elected to both the National Academy of Engineering and to the National Academy of Sciences, and in 2012 he was elected to the National Academy of Inventors.

Forbes Magazine (1999) and Bio World (1990) have named Dr. Langer as one of the 25 most important individuals in biotechnology in the world.  Discover Magazine (2002) named him as one of the 20 most important people in this area.  Forbes Magazine (2002) selected Dr. Langer as one of the 15 innovators worldwide who will reinvent our future.  Time Magazine and CNN (2001) named Dr. Langer as one of the 100 most important people in America and one of the 18 top people in science or medicine in America (America’s Best).  Parade Magazine (2004) selected Dr. Langer as one of 6 “Heroes whose research may save your life.”  Dr. Langer has received honorary doctorates from Harvard University, the Mt. Sinai School of Medicine, Yale University, University of Western Ontario (Canada), the ETH (Switzerland), the Technion (Israel), the Hebrew University of Jerusalem (Israel), the Universite Catholique de Louvain (Belgium), Rensselaer Polytechnic Institute, Willamette University, the University of Liverpool (England), Bates College, the University of Nottingham (England), Albany Medical College, Pennsylvania State University, Northwestern University, Uppsala University (Sweden), Tel Aviv University (Israel), Boston University, Ben Gurion University (Israel), Drexel University, Hanyang University (South Korea), University of New South Wales (Australia) and the University of California – San Francisco Medal.  He received his Bachelor’s Degree from Cornell University in 1970 and his Sc.D. from the Massachusetts Institute of Technology in 1974, both in Chemical Engineering.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu President & CEO	2015 2014	74,000 (#) 60,000 (##)	- -	- -	- -	- -	- -	- -	74,000 60,000

Note:

(#) $30,000 were paid out as salary while $44,000 has accrued and will be paid upon the Company having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

(##) This salary has accrued and will be paid upon the Company having adequate resources without interest and penalty as determined by the Company’s Board of Directors.

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

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2015 and 2014, respectively:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Yu	2015 2014	- -	- -	- -	- -	- -	- -
Anchie Kuo	2015 2014	- -	- -	- -	- -	- -	- -
William Callahan	2015 2014	- -	- -	- -	- -	- -	- -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2015, with respect to our officers and directors and any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Name of beneficial owner	Position	Number of shares owned	Percent of Class (2)
George Yu	President, CEO and Director	200,000	2.3%
Anchie Kuo	Director	60,000	0.7%
William Callahan	Director	52,000	0.6%
Abazu Ltd.	Shareholder	2,667,000 (1)	31.1%
Luneel Ltd.	Shareholder	1,450,000	16.9%
Accelerating Combination Therapies LLC	Shareholder	1,000,000	11.7%
Sabby Healthcare Master Fund, Ltd. (3)	Shareholder	366,010	4.3%
Sabby Volatility Warrant Master Fund, Ltd. (3)	Shareholder	150,000	1.8%
All officers and directors as a group (3 persons)		2,979,000	34.7%

Notes:

(1)

These shares are deemed to be indirectly controlled and owned by George Yu in his capacity as a director of Abazu Ltd.

(2)

Applicable percentage ownership is based on 8,580,816 shares of our common stock outstanding as of March 30, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)

The address of these entities is 10 Mountainview Road – Suite 205, Upper Saddle River, New Jersey 07458. Sabby Management, LLC serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz is the manager of Sabby Management, LLC.  Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities except to the extent of its pecuniary interest therein.

Changes in control

There are no arrangements, including any pledge by any person of our securities, known to us the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Upon our incorporation we issued 2,000,000 founder shares.  George Yu received 200,000 founder shares and Anchie Kuo received 60,000 shares.  All of such transactions with the Company’s founders were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the shares issued in such transactions bear an appropriate restrictive legend.

Under his retainer agreement with the Company in October 2012, Mr. Hariton, our counsel, was issued 10,000 shares in a transaction exempt under Section 4(2) of the Securities Act.  The certificate for these shares bears a restrictive legend.  The shares were expensed by us at $10,000.

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

Director Independence

We believe that the following directors of our company are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Anchie Kuo and William Callahan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2015 and 2014.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2015	$11,500	-	-	-
2014	$10,750	-	-	-

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

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

(a)  Financial Statements.  See Index to Financial Statements on page F-1.

(b)  Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation, August 29, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.2	Amended and Restated Certificate of Incorporation, dated December 12, 2012 (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
3.3	By –Laws (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Form 8-K of the Company filed on June 18, 2015)
4.1	Form of Stock Certificate (incorporated by reference to Form 10, Amendment No. 2 of the Company filed on April 23, 2013)
5.1	Opinion of Frank J. Hariton, Esq. regarding Legality (incorporated by reference to Form S-1, Amendment No. 1 of the Company filed on July 29, 2015)
10.1	Virtual Office Lease (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.2	UAMS License (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.3	Employment Agreement with George Yu (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.4	Form of Subscription Agreement (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
10.5	U.S. Patent Application 12/334,217 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.6	U.S. Patent Application 12/945,576 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.7	U.S. Patent Application 13/253,767 – (incorporated by reference to Form 10, Amendment No. 4 of the Company filed on June 5, 2013)
10.8	Convertible Note Agreement – (incorporated by reference to Form 10-Q of the Company filed on August 14, 2013)
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

10.13	Consulting and Warrant Agreement between the Company and Capital Group Communications, Inc., dated as of February 18, 2015 – Filed herewith
10.14	Form of Registration Rights Agreement dated as of June 16, 2015, by and among the Company and the purchasers (incorporated by reference to Form 8-K of the Company filed on June 18, 2015)
10.15	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K of the Company filed on June 18, 2015)
10.16	Form of Securities Purchase Agreement dated as of June 16, 2015, by and among the Company and the purchasers (incorporated by reference to Form 8-K of the Company filed on June 18, 2015)
10.17	Exclusive License Agreement with Accelerating Combination Therapies LLC, dated as of August 11, 2015. (incorporated by reference to Form 8-K of the Company filed on August 12, 2015)

10.18

License Termination Agreement, dated August 18, 2015, by and between the Board of Trustees of the University of Arkansas acting for and on behalf of the University of Arkansas for Medical Sciences and Accurexa Inc. (incorporated by reference to Form 8-K of the Company filed on August 20, 2015)

10.19

Form of Service Agreement, dated November 1, 2015, by and between Yissum Research Development Company of the Hebrew University of Jerusalem Ltd. and Accurexa Inc. (incorporated by reference to Form 8-K of the Company filed on November 2, 2015)

22.1	Subsidiaries: None
23.1	Consent of Auditors (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
24.1	Consent of Auditors to Form S-1, Amendment No. 1 (incorporated by reference to Form S-1, Amendment No. 1 of the Company filed on July 29, 2015)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accurexa, Inc.

(Registrant)

Date:

March 30, 2016

By:

/s/ George Yu

Name:

George Yu

Title:

President and Chief Executive Officer