Form 10-Q
period 2016-03-31
Accurexa Inc.
filed 2016-05-12
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2016
Common stock, $0.0001 par value	8,730,816
Convertible preferred stock, $0.0001 par value	1,625

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at March 31, 2016 and December 31, 2015	2

Condensed Interim Statements of Operations for the three months ended March 31, 2016 and 2015	3

Condensed Interim Statements of Cash Flows for the three months ended March 31, 2016 and 2015	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,748,847	$1,811,871
Marketable securities	200,024	199,906
Total current assets	1,948,871	2,011,777
Prepaid Assets	1,873,318	2,067,694
Fixed Assets, net	155,450	166,119
Total assets	$3,977,639	$4,245,590
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $159,500 as of March 31, 2016 and $149,000 as of December 31, 2015	$195,584	$180,782
Total current liabilities	195,584	180,782
Convertible Notes, net of unamortized debt discount	402,308	383,980
Total liabilities	597,892	564,762

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000 Issued and outstanding 1,625 shares as of March 31, 2016 and as of December 31, 2015	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each Issued and outstanding 8,580,816 shares as of March 31, 2016 and 7,513,816 shares as of December 31, 2015	858	751
Common Stock Issuable	-	1,132,000
Additional paid-in capital	13,812,072	12,639,978
Accumulated deficit	(10,433,184)	(10,091,902)
Total stockholders' deficit	3,379,746	3,680,828

Total liabilities and stockholders' deficit	$3,977,639	$4,245,590

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,668	10,271
Research & Development	163,806	119,115
General and Administrative	141,534	218,765
Total Operating Expenses	316,008	348,151

Loss from Operations	(316,008)	(348,151)

Interest Income (Expense)	(25,274)	(15,044)
Loss before provisions for income taxes	(341,282)	(363,195)

Provision for income taxes	-	-
Net Loss	$(341,282)	$(363,195)

Loss per common share - basic and fully diluted:	$(0.04)	$(0.06)

Weighted average number of basic and fully diluted common shares outstanding	8,101,272	5,907,771

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash flows from operations:
Loss from continuing operations	$(341,282)	$(363,195)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	10,668	10,271
Amortization of non-cash expenses	234,458	280,453
Amortization of discount on convertible notes	18,329	4,157
Changes in operating assets and liabilities:
Accounts payable and other accruals	14,802	46,505
Net cash used in operations	(63,024)	(21,809)

Investment activities:
Investment in fixed assets	-	(51,075)
Net cash used in investment activities	-	(51,075)

Financing activities:
Share subscriptions received	-	-
Net cash provided by financing activities	-	-

Net (decrease) / increase in cash	(63,024)	(72,884)

Cash, beginning of period	1,811,871	555,506
Cash, end of period	$1,748,847	$482,623

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, the Company is required to pay ACL a license issue fee of 1,000,000 shares of the Company’s common stock to be issued within 6 months after the Effective Date. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000, and amortized over an expected patent life of 15 years.

On March 18, 2016, the Company issued 67,000 shares of its common stock to a consultant to provide media services over 3 months per its consulting agreement.  The 67,000 issued shares of common stock are valued at $0.60 per share, equal to the publicly traded share price on the effective date of the consulting agreement, are capitalized in the amount of $40,200 and amortized over the 3-month term of the consulting agreement.

5 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $155,450 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2016 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2016	-	$ 0.00
Granted	2,162,000	$ 1.41
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2016	2,162,000	$ 1.41
Warrants exercisable at March 31, 2016	2,162,000	$ 1.41

9 - FORM S-1 REGISTRATION STATEMENT

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

10 - SUBSEQUENT EVENTS

On April 1, 2016, the Company issued 150,000 shares of its common stock to a consultant to provide regulatory and product development services over 6 months per its consulting agreement.  The 150,000 issued shares of common stock are valued at $0.52 per share, equal to the publicly traded share price on the effective date of the consulting agreement, are capitalized in the amount of $78,000 and amortized over the 6-month term of the consulting agreement.

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

On March 17, 2016, we initiated the preparation of a pre-IND meeting for our ACX-31 program. The IND (investigational new drug application) is the vehicle through which a sponsor (that develops a new drug) advances to the next stage of drug development known as clinical trials (human trials). A pre-IND meeting can be valuable in planning a drug development program and enable early interactions with FDA staff. A pre-IND meeting can also provide a sponsor information that will assist it in preparing to submit complete an investigational new drug application and can reduce time to market through more efficient drug development.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of March 31, 2016 we had $1,748,847 in cash and cash equivalents, and $200,024 in marketable securities. Our current plan is to continue the development of two programs in our pipeline.

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

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $10,668 and $10,271 for the three months ended March 31, 2016 and 2015, respectively. The expenses were primarily incurred by the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $163,806 and $119,115 for the three months ended March 31, 2016 and 2015, respectively. The increase was due to the development efforts and formulation work associated with our ACX-31 program.

General and Administrative:  General and administrative expenses were $141,534 and $218,765 for the three months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to the expiration of the consulting agreements with our investor relations and media consultants and associated share issuances.

Net Losses

We had net losses of $341,282 and $363,195 for the three months ended March 31, 2016 and 2015, respectively. The losses were primarily incurred by the development efforts and formulation work associated with our ACX-31 program and professional fees.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2016.

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

On March 18, 2016, we issued 67,000 shares of the Company’s common stock to a consultant to provide media services over 3 months per its consulting agreement.  These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On April 1, 2016, we issued 150,000 shares of the Company’s common stock to a consultant to provide regulatory and product development services over 6 months per its consulting agreement.  These shares are issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
May 12, 2016	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.