Form 10-Q
period 2016-06-30
Accurexa Inc.
filed 2016-08-12
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2016
Common stock, $0.0001 par value	9,180,816
Convertible preferred stock, $0.0001 par value	1,625

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	1

Condensed Interim Balance Sheets at June 30, 2016 and December 31, 2015	2

Condensed Interim Statements of Operations for the six months ended June 30, 2016 and 2015	3

Condensed Interim Statements of Cash Flows for the six months ended June 30, 2016 and 2015	4

Notes to Condensed Interim Financial Statements	5

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,844,388	$1,811,871
Marketable securities	-	199,906
Total current assets	1,844,388	2,011,777

Prepaid Assets	1,658,203	2,067,694
Fixed Assets, net	144,782	166,119
Total assets	$3,647,372	$4,245,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $170,000 as of June 30, 2016 and $149,000 as of December 31, 2015	$217,334	$180,782
Total current liabilities	217,334	180,782

Convertible Notes, net of unamortized debt discount	430,075	383,980
Total liabilities	647,408	564,762

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of June 30, 2016 and as of December 31, 2015	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 8,730,816 shares as of June 30, 2016 and 7,513,816 shares as of December 31, 2015	873	751
Common Stock Issuable	-	1,132,000
Additional paid-in capital	13,890,057	12,639,978
Accumulated deficit	(10,890,967)	(10,091,902)
Total stockholders' deficit	2,999,963	3,680,828
Total liabilities and stockholders' deficit	$3,647,372	$4,245,590

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,668	10,668	21,337	20,940
Research & Development	253,214	115,138	417,020	234,253
General and Administrative	159,199	384,489	300,733	603,254
Total Operating Expenses	423,081	510,295	739,090	858,447

Loss from Operations	(423,081)	(510,295)	(739,090)	(858,447)

Interest Income (Expense)	(34,702)	(17,202)	(59,975)	(32,245)
Loss before provisions for income taxes	(457,783)	(527,497)	(799,065)	(890,692)

Provision for income taxes	-	-	-	-
Net Loss	$(457,783)	$(527,497)	(799,065)	(890,692)

Loss per common share - basic and fully diluted:	$(0.05)	$(0.09)	(0.10)	(0.15)

Weighted average number of basic and fully diluted common shares outstanding	8,730,816	6,013,816	8,342,368	5,961,383

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash flows from operations:
Loss from continuing operations	$(799,065)	$(890,692)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	21,337	20,940
Amortization of non-cash expenses	527,560	660,870
Amortization of discount on convertible notes	46,095	10,158
Changes in operating assets and liabilities:
Accounts payable and other accruals	36,552	50,820
Net cash used in operations	(167,522)	(147,904)

Investment activities:
Investment in fixed assets	-	(51,075)
Redemption of marketable securities	200,038	-
Net cash used in investment activities	200,038	(51,075)

Financing activities:
Share subscriptions received	-	1,993,500
Net cash provided by financing activities	-	1,993,500

Net (decrease) / increase in cash	32,516	1,794,521

Cash, beginning of period	1,811,871	555,506
Cash, end of period	$1,844,388	$2,350,027

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

On April 1, 2016, the Company issued 150,000 shares of its common stock to a consultant to provide regulatory and product development services over 3 months per its consulting agreement.  The 150,000 issued shares of common stock are valued at $0.52 per share, equal to the publicly traded share price on

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

the effective date of the consulting agreement, are capitalized in the amount of $78,000 and amortized over the 3-month term of the consulting agreement.

5 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $144,782 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2016 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,162,000	$ 1.41
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2016	2,162,000	$ 1.41
Warrants exercisable at June 30, 2016	2,162,000	$ 1.41

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

10 - SUBSEQUENT EVENTS

On July 20, 2016, the Company entered into a patent assignment agreement (“Agreement”) under which the Company was assigned the patent rights to the new patent application related to its proprietary formulation used in its ACX-31 program.  The Company is developing its ACX-31 program for the local delivery of temozolomide as adjunctive therapy to BCNU, both chemotherapeutics, in the treatment of brain tumors. In connection with entering into the Agreement, the Company issued 450,000 shares of the Company’s common stock.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend. For a full description, a Form of the Agreement is filed and can be reviewed as exhibit 10.20 to the Form 8-K as of July 22, 2016.

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

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain. As our first development program, we are developing our ACX-31 program for the local delivery of temozolomide as adjunctive therapy to BCNU, both chemotherapeutics, to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Robert Langer, who is the David H. Koch Institute Professor at MIT and the most cited engineer in history, has also been advising us in the development of our ACX-31 program. Both Dr. Brem and Dr. Langer are pioneers in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked with Dr. Langer on the formulation of Gliadel® and leads the development efforts provided by Yissum.

As our second development program, we are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. Our BranchPoint device was originally developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF.  It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  On November 4, 2015, UCSF requested a pre-IND meeting with the FDA to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device.  UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application.  CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND (Investigational New Drug) enabling studies.

We cannot assure you that we will be successful with our development activities.

Recent Developments

On June 22, 2016, we submitted a pre-IND meeting request to the FDA for our ACX-31 program.  Subsequently, the FDA granted us a pre-IND meeting to discuss the CMC (Chemistry, Manufacturing and Controls), nonclinical and clinical development of our ACX-31 program, and to confirm the acceptability of a 505b2 application pathway. The FDA's stated goal date for providing their written response is August 19, 2016, provided that the background information submitted to the FDA by us is adequate.

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

On July 7, 2016, we filed a new patent application related to our proprietary formulation used in our ACX-31 program.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of June 30, 2016 we had $1,844,388 in cash and cash equivalents. Our current plan is to continue the development of our two programs in our pipeline.

1.

We are developing our ACX-31 program for the delivery of temozolomide as adjunctive therapy to BCNU, both chemotherapeutics, to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication at Johns Hopkins University Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50, it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  BCNU (carmustine) is a chemotherapy drug that is contained in Gliadel®, a biodegradable polymer that is implanted locally into the resection cavity after surgical removal of a brain tumor and is indicated for the treatment of newly diagnosed and recurrent glioblastoma multiforme.  In another scientific publication at Johns Hopkins University Renard Recinos V, Tyler BM, Brem H, et al. Combination of intracranial temozolomide with intracranial carmustine improves survival when compared with either treatment alone in a rodent glioma model. Neurosurgery 2010; 66:530-537, it was shown that the additive effect of combined delivery of local temozolomide with local BCNU, especially in combination with radiotherapy, was significantly more effective than delivery of either drug alone or one systemically and one locally, either with or without radiation. Groups treated with combination of local temozolomide, local BCNU and radiation therapy had 75% long-term survivors.

2.

We are developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors. On November 4, 2015, UCSF requested a pre-IND meeting with the FDA to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device. UCSF received a written response from the FDA on March 21,

2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application. CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND enabling studies.

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

Results of Operations

Revenues

We had no revenues as a development stage company for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $21,337 and $20,940 for the six months ended June 30, 2016 and 2015, respectively. The expenses were primarily incurred by the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $417,020 and $234,253 for the six months ended June 30, 2016 and 2015, respectively. The increase was due to the development efforts, formulation work and regulatory filings with the FDA associated with our ACX-31 program.

General and Administrative:  General and administrative expenses were $300,733 and $603,254 for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to the expiration of the consulting agreements with our investor relations and media consultants and associated share issuances.

Net Losses

We had net losses of $799,065 and $890,692 for the six months ended June 30, 2016 and 2015, respectively. The losses were primarily incurred by the development efforts, formulation work and regulatory filings with the FDA associated with our ACX-31 program and professional fees.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2016.

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

On July 20, 2016, we issued 450,000 shares of the Company’s common stock in connection with entering into a patent assignment agreement under which the Company was assigned the patent rights to the new patent application related to the proprietary formulation used in our ACX-31 program. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
August 12, 2016	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.