Form 10-Q
period 2016-09-30
Accurexa Inc.
filed 2016-11-04
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2016
Common stock, $0.0001 par value	9,198,954
Convertible preferred stock, $0.0001 par value	1,625

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	4

Condensed Interim Balance Sheets at September 30, 2016 and December 31, 2015	5

Condensed Interim Statements of Operations for the three and nine months ended September 30, 2016 and 2015	6

Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7

Notes to Condensed Interim Financial Statements	8-12

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,458,126	$1,811,871
Marketable securities	-	199,906
Total current assets	1,458,126	2,011,777
Prepaid Assets	1,478,748	2,067,694
Fixed Assets, net	134,113	166,119
Total assets	$3,070,987	$4,245,590

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $10,500 as of September 30, 2016 and $149,000 as of December 31, 2015	$36,084	$180,782
Total current liabilities	36,084	180,782
Convertible Notes, net of unamortized debt discount	472,623	383,980
Total liabilities	508,707	564,762

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of September 30, 2016 and as of December 31, 2015	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 9,198,954 shares as of September 30, 2016 and 7,513,816 shares as of December 31, 2015	920	751
Common Stock Issuable	-	1,132,000
Additional paid-in capital	14,102,486	12,639,978
Accumulated deficit	(11,541,126)	(10,091,902)
Total stockholders' deficit	2,562,279	3,680,828

Total liabilities and stockholders' deficit	$3,070,987	$4,245,590

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization Expense	10,668	10,668	32,005	31,608
Research & Development	418,631	196,842	835,651	431,095
General and Administrative	171,177	267,233	471,910	870,487
Total Operating Expenses	600,477	474,744	1,339,567	1,333,191

Loss from Operations	(600,477)	(474,744)	(1,339,567)	(1,333,191)

Interest Income (Expense)	(49,683)	(18,898)	(109,658)	(51,143)
Gain from Extinguishment of Debt	-	144,505	-	144,505
Loss before provisions for income taxes	(650,160)	(349,137)	(1,449,225)	(1,239,829)

Provision for income taxes	-	-	-	-
Net Loss	$(650,160)	$(349,137)	(1,449,225)	(1,239,829)

Loss per common share - basic and fully diluted:	$(0.07)	$(0.05)	(0.17)	(0.21)

Weighted average number of basic and fully diluted common shares outstanding	9,097,424	6,423,007	8,644,927	5,979,117

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash flows from operations:
Loss from continuing operations	$(1,449,225)	$(1,239,829)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	32,005	31,608
Amortization of non-cash expenses	919,491	904,245
Amortization of discount on convertible notes	88,643	18,616
Changes in operating assets and liabilities:
Accounts payable and other accruals	(144,698)	(113,942)
Net cash used in operations	(553,783)	(399,302)

Investment activities:
Investment in fixed assets	-	(51,075)
Redemption of marketable securities	200,038	(200,146)
Net cash used in investment activities	200,038	(251,221)

Financing activities:
Share subscriptions received	-	1,993,500
Net cash provided by financing activities	-	1,993,500

Net (decrease) / increase in cash	(353,745)	1,342,977

Cash, beginning of period	1,811,871	555,506
Cash, end of period	$1,458,126	$1,898,484

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

5 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $134,113 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

6 - CONVERTIBLE NOTES

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Note was extended for 12 months on July 25, 2016.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $0.50 per share (the “Conversion Price”) at any time.  The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended June 30, 2013.

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

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2016 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,162,000	$ 1.41
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at September 30, 2016	2,162,000	$ 1.41
Warrants exercisable at September 30, 2016	2,162,000	$ 1.41

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

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

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

10 - SUBSEQUENT EVENTS

On October 17, 2016, we announced a collaboration with StemImmune to develop its stem cell-mediated immunotherapy for the treatment of cancer, such as brain cancer. StemImmune's immunotherapy uses the stealth anti-cancer payload carrying and tumor seeking capacities of a patient's own readily available (adult) stem cells to target cancer. The patient's immune system cannot recognize and react to the "Trojan Horse" stem cells, because they are the patient's own. To date, StemImmune has treated 25 cancer patients with its proprietary technology in a Phase 1 clinical trial that showed that its stem cell-mediated immunotherapy was safe and well-tolerated with no adverse events reported, and demonstrated potential anti-tumor activity which supports further investigation in clinical trials. All patients received treatment through a minimally invasive outpatient procedure.

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

Overview

We are a development stage company. We were incorporated in Delaware on August 29, 2012.  We are focused on developing novel neurological therapies to be directly delivered into specific regions of the brain. We are developing our ACX-31 program for the local delivery of temozolomide as adjunctive therapy to BCNU, both chemotherapeutics, to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Brem is a pioneer in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem leads the development efforts provided by Yissum.

We are also developing our BranchPoint device that can potentially deliver therapeutics through the radial deployment of a flexible delivery catheter to large and anatomically complex brain targets through a single initial brain penetration. Our BranchPoint device was originally developed at the University of California, San Francisco (UCSF) with $1.8 million in funding from the California Institute for Regenerative Medicine (CIRM).  It is based on a neurosurgical delivery platform that we have exclusively licensed from UCSF.  It can potentially enable new approaches to neurological therapy and be modified for the delivery of a broad range of novel therapeutics, such as stem cells to treat neurodegenerative diseases, chemotherapeutics to brain tumors and gene therapy vectors.  On November 4, 2015, UCSF requested a pre-IND meeting with the FDA to discuss a collaborative program between UCSF and us to evaluate a combined stem cell/gene transfer candidate therapeutic CNS10-NPC GDNF for the treatment of Parkinson's Disease using our BranchPoint delivery device.  UCSF received a written response from the FDA on March 21, 2016 which provided guidance on the non-clinical activities that are necessary to enable the filing of a future potential IND application.  CNS10-NPC are human fetal neural stem cells that express Glial-Derived Neurotrophic Factor (GDNF) in the treatment of Parkinson's Disease, and are expected to be supplied by the Cedars-Sinai Regenerative Medicine Institute in support of IND (Investigational New Drug) enabling studies.

We cannot assure you that we will be successful with our development activities.

Recent Developments

On July 7, 2016, we filed a new patent application related to our proprietary formulation used in our ACX-31 program.

On August 16, 2016, we received FDA’s written response to our pre-IND meeting request regarding our ACX-31 program.  The FDA confirmed the acceptability of a 505(b)(2) application pathway with one first-in-human Phase 2 clinical trial followed by one Phase 3 clinical trial. Key Points of the written response:

•

Acceptability of a 505(b)(2) application pathway confirmed

•

Pharmacology studies appear adequate

•

Non-clinical studies appear adequate with the exception of one GLP-compliant toxicology study in a single animal species using the route and schedule of administration proposed for the planned Phase 2 trial to be required

•

Phase 2 clinical trial strongly recommended to be conducted in patients with relapsed/recurrent glioblastoma

•

Proposed Phase 2 trial primary endpoints appear adequate

•

If an adequately designed Phase 2 trial demonstrates tolerability and suggests activity, FDA would encourage Accurexa to request an End-of-Phase 2 meeting to discuss the design of an adequate and well-controlled, randomized Phase 3 trial

On September 7, 2016, we announced a collaboration with DelMar Pharmaceuticals to develop a novel formulation for the local delivery of combination chemotherapy for the treatment of brain cancer and other solid tumors. Under the terms of the collaboration agreement DelMar will supply VAL-083 (dianhydrogalactitol) to be formulated with our ACX-31 implantable polymer wafer to locally deliver VAL-083 in combination with temozolomide and/or BCNU for the treatment of brain cancer.  DelMar has been granted an exclusive option to license or acquire and commercialize product candidates and intellectual property resulting from the research.

On October 17, 2016, we announced a collaboration with StemImmune to develop its stem cell-mediated immunotherapy for the treatment of cancer, such as brain cancer. StemImmune's immunotherapy uses the stealth anti-cancer payload carrying and tumor seeking capacities of a patient's own readily available (adult) stem cells to target cancer. The patient's immune system cannot recognize and react to the "Trojan Horse" stem cells, because they are the patient's own. To date, StemImmune has treated 25 cancer patients with its proprietary technology in a Phase 1 clinical trial that showed that its stem cell-mediated immunotherapy was safe and well-tolerated with no adverse events reported, and demonstrated potential anti-tumor activity which supports further investigation in clinical trials. All patients received treatment through a minimally invasive outpatient procedure.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein.  As of September 30, 2016 we had $1,458,126 in cash and cash equivalents. Our current plan is to continue the development of our two programs in our pipeline.

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

Results of Operations

Revenues

We had no revenues as a development stage company for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $32,005 and $31,608 for the nine months ended September 30, 2016 and 2015, respectively. The expenses were primarily incurred by the purchase of equipment required to support the development of our prototype device. The cost of the equipment is amortized on a straight-line basis over 5 years.

Research and Development:  Research and development expenses were $835,651 and $431,095 for the nine months ended September 30, 2016 and 2015, respectively. The increase was due to the development efforts, formulation work and regulatory filings with the FDA associated with our ACX-31 program.

General and Administrative:  General and administrative expenses were $471,910 and $870,487 for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to the expiration of the consulting agreements with our investor relations and media consultants and associated share issuances.

Net Losses

We had net losses of $1,449,225 and $1,239,829 for the nine months ended September 30, 2016 and 2015, respectively. The losses were primarily incurred by the development efforts, formulation work and regulatory filings with the FDA associated with our ACX-31 program and professional fees.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

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

On August 8, 2016, we issued 18,138 shares of the Company’s common stock in connection with the consulting agreement that we entered into with an investor relations consultant on February 4, 2015. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
November 4, 2016	/s/ George Yu George Yu President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.