Form 10-K
period 2016-12-31
Accurexa Inc.
filed 2017-03-31
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2016

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number:  000-54907

ACCUREXA INC.

(Exact name of registrant as specified in its charter)

Marshall Islands	47-2999657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MH 96960 Ajeltake Road Majuro, Marshall Islands (Address of principal executive offices, including Zip Code)
(929) 314-3718 (Registrant’s telephone number, including area code)

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

[   ] Yes            [X] No

There were a total of 9,398,954 shares of the registrant’s common stock outstanding as of March 31, 2017.

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

PART I

ITEM 1.  BUSINESS

Introduction

We are a development stage company and are focused on delivering targeted therapies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Brem is a pioneer in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked on the formulation of Gliadel® and leads the development efforts provided by Yissum. We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs, such as DelMar Pharmaceuticals’ VAL-083 (dianhydrogalactitol), or a PARP inhibitor. We cannot assure you that we will be successful with our development activities.

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

Development Pipeline

We are a development stage company and focused on the targeted delivery of therapies through the use of innovative technologies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication at Johns Hopkins University Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50, it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days).

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

We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs.  In our collaboration with DelMar Pharmaceuticals, we are formulating within our proprietary ACX-31 implantable polymer wafer a combination of locally delivered VAL-083 with temozolomide and/or BCNU for the treatment of brain cancer.  After the filing of a new patent application related to the combination therapy of a PARP inhibitor and our ACX-31 local temozolomide slow-release wafer polymer formulation for the treatment of solid tumors, we are formulating and studying such a combination therapy.

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

Background of the Invention:

New strategies are needed to improve the outcome of patients with adult glioblastoma multiforme (GBM). In addition to surgical resection (Rostomily et al. Baillieres Clin Neurol 5:345-369, 1996) and radiotherapy (Castro et al. Pharmacol Ther 98:71-108, 2003), numerous chemotherapeutic agents have been used to treat this disease (Parney et al. Cancer J 9:149-156, 2003), but limitations including poor central nervous system drug penetration and dose limiting toxicities have restricted their use (Rautioa et al. Curr Pharm Des 10:1341-1353, 2004). Temozolomide (TMZ), given orally as Temodar®, has been shown in randomized, placebo controlled, multi-institutional clinical trials, to be effective in prolonging survival and has received FDA approval for the treatment of newly diagnosed (Stupp et al. J Clin Oncol 20:1375-1382, 2002; Stupp et al. N Engl J Med 352:987-996, 2005) or recurrent (Yung et al. J Clin Oncol 17:2762-2771, 1999) malignant glioma. TMZ is an imidazotetrazine second-generation alkylating agent which, when given with radiation treatment has been shown to extend median survival 2.5 months compared to radiation alone (Stupp 2005) (Temodar® dose of 150-200 mg/m2). Higher doses of Temodar®, which might increase efficacy, are associated with dose-limiting myelosuppression including severe leukopenia and thrombocytopenia (Stupp 2002, 2005; Yung 1999; Gerber et al. Neuro Oncol 9:47-52, 2007). Research efforts have been directed towards local delivery of agents to the site of the tumor to achieve maximal drug concentrations while limiting toxicity. Recent advances in the local delivery of chemotherapeutic agents have shown encouraging results in the treatment of patients with malignant gliomas. See Attenello 2008; Soffietti et al. Anticancer Drugs 18:621-632, 2007; Raza et al. Expert Opin Biol Ther 5:477-494, 2005. While a number of therapeutic clinical trials are currently underway, there continues to be a limited number of agents in the armamentarium to effectively combat this disease. Gliadel®, a biodegradable polymer containing the alkylating agent Carmustine (BCNU), is implanted locally into the surgical bed at the time of high grade glioma resection, and has been shown to increase survival in both newly diagnosed (Brem et al. J Neurooncol 26:111-123, 1995; Westphal et al. Neuro Oncol 5:79-88, 2003; Valtonen et al. Neurosurgery 41:44-48, 1997; Westphal et al. Acta Neurochir (Wien) 148:269-275, 2006) and recurrent (Brem et al. Lancet 345:1008-1012, 1995) malignant gliomas. Alklyating agents, such as BCNU and TMZ, have clearly shown effective dose-response cytotoxicity for many glioma cell lines in vitro (Raza 2005; Wedge Anticancer Drugs 8:92-97, 1997). The maximal doses for each drug, however, are limited due to dose dependent systemic toxicity. To this end, Gliadel® is used to maximize local concentrations of BCNU and minimize systemic exposure. Based on similar principles and on the fact that systemic toxicity has been observed as a dose limiting factor for TMZ (Stupp 2005; Gerber 2007; Brock et al. Cancer Res 58:4363-4348, 1998), it has been shown in rodents that intracranial delivery of TMZ has improved efficacy when compared to the systemic administration of TMZ (Brem 2007).

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

Competition

The business for delivery of therapeutics is highly competitive, while our industry is subject to rapid and significant technological change.  Our products must gain acceptance by the medical community and show clinically meaningful advantages in performance, and we may face competition from pharmaceutical, biotechnology and medical device companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies, research institutions, and others.

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

Research and Development

We anticipate that our expenses in 2017 will include product development, contractor expenses, and professional fees.

Employees

We have three employees and have retained approximately 5 individuals or companies as consultants or independent contractors that are involved in regulatory affairs, product development, scientific advisory and administrative functions.

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

To date our activities have involved obtaining and executing license agreements with third parties, and raising sufficient funds for product development and clinical trials.  As of December 31, 2016, we had $1,336,937 cash and cash equivalents on hand.  This is not sufficient to complete our product development as a standalone company, which we estimate will cost approximately $5 to $7 million over the next four to five years.  We do not have any commitments for the additional capital we require and management believes that our ability to raise additional capital is highly dependent on successful product development.  We will be able to fund the current stage of product development with cash on hand, but if any stage of our product development produces ambiguous or unfavorable results, it is unlikely that we will be able to raise additional funds for subsequent stages and our business will fail and our stock will become virtually worthless.

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

We depend on a patent obtained from ACL under our ACL License and our own patent applications to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our proposed products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. The loss of patent protection could materially adversely affect our business.

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

Our Articles of Incorporation provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup. In addition, limitations on indemnification which we are allowed to offer may discourage qualified persons from serving as our officers or directors.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 20,000,000 shares of common stock. There are 9,398,954 shares of our common stock issued and outstanding which shares are held by approximately 60 shareholders. The holders of our common stock:

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

Authorized but Un-issued Capital Stock

Marshall Islands law does not require stockholder approval for any issuance of authorized shares. However, the marketplace rules of the NASDAQ, which would apply only if our common stock were listed on the NASDAQ, require stockholder approval of certain issuances of common stock equal to or exceeding 20% of the then-outstanding voting power or then-outstanding number of shares of common stock, including in connection with a change of control of the Company, the acquisition of the stock or assets of another company or the sale or issuance of common stock below the book or market value price of such stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

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

The following historical quotations obtained online at www.yahoo.com reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
December 31, 2016	0.23	0.20
September 30, 2016	0.71	0.71
June 30, 2016	0.35	0.35
March 31, 2016	0.52	0.52
December 31, 2015	0.72	0.68
September 30, 2015	1.45	1.41
June 30, 2015	1.79	1.71
March 31, 2015	2.10	2.10

As of March 28, 2017, our Common Stock closed at a price of $0.21.

Shareholders

As of March 28, 2017, we had 9,398,954 shares of common stock issued and outstanding and approximately 60 stockholders of record of our common stock.

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

Securities Approved For Issuance Under Equity Compensation Plans

As of the end of our fiscal year ended December 31, 2016, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

Recent Sales of Unregistered Securities

The following is a summary of all transactions during our fiscal year ended December 31, 2016. Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated. All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

On February 8, 2016, we issued 1,000,000 shares of the Company’s common stock as license issue fee in connection with the exclusive license agreement (“ACL License”) that we entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU on August 11, 2015. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On March 18, 2016, we issued 67,000 shares of our Company’s common stock to a consultant to provide media services over 3 months per a consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On April 1, 2016, we issued 150,000 shares of the Company’s common stock to a consultant to provide regulatory and product development services over 6 months per a consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

On January 23, 2017, we issued 200,000 shares of the Company’s common stock in connection with the consulting agreement that we entered into with an investor relations consultant on January 23, 2017. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

Overview

We are a development stage company and are focused on delivering targeted therapies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Brem is a pioneer in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked on the formulation of Gliadel® and leads the development efforts provided by Yissum. We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs, such as DelMar Pharmaceuticals’ VAL-083 (dianhydrogalactitol), or a PARP inhibitor. We cannot assure you that we will be successful with our development activities.

Recent Developments

On August 16, 2016, we received a written response from the FDA (U.S. Food and Drug Administration) regarding a pre-IND (Investigational New Drug) meeting request for our ACX-31 program for the local delivery of temozolomide as adjunctive therapy to BCNU, both chemotherapeutics, in the treatment of brain tumors in conjunction with surgery and radiation.  The FDA confirmed the acceptability of a 505(b)(2) application pathway with one first-in-human Phase 2 clinical trial followed by one Phase 3 clinical trial. Under a 505(b)(2) application pathway we can rely on studies of previously approved drugs that were not conducted by us. The benefits of a 505(b)(2) application can include lower risk due previous drug approvals, lower cost and accelerated development due to fewer studies, than a typical new drug application. Key Points of Written Response:

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

•

Proposed Phase 2 trial primary endpoints appear adequate

•

If an adequately designed Phase 2 trial demonstrates tolerability and suggests activity, FDA would encourage Accurexa to request an End-of-Phase 2 meeting to discuss the design of an adequate and well-controlled, randomized Phase 3 trial

On September 7, 2016, we entered into a collaboration with DelMar Pharmaceuticals to develop a novel formulation for the local delivery of combination chemotherapy for the treatment of brain cancer and other solid tumors. Under the terms of the collaboration agreement DelMar supplied VAL-083 (dianhydrogalactitol) to be formulated within our proprietary ACX-31 implantable polymer wafer to locally deliver VAL-083 in combination with temozolomide and/or BCNU for the treatment of brain cancer.  DelMar was granted an exclusive option to license or acquire and commercialize product candidates and intellectual property resulting from the research.

On January 10, 2017, we filed a new patent application related to the combination therapy of a PARP inhibitor and our ACX-31 local temozolomide slow-release wafer polymer formulation for the treatment of solid tumors. PARP (Poly ADP Ribose Polymerase) is a family of proteins that can repair the DNA damage to cancer cells caused by the chemotherapy drug temozolomide. Inhibiting PARP can, therefore, potentially increase the effectiveness of temozolomide in damaging cancer cells.

Plan of Operations

As a development stage company, we are focused on developing targeted therapies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in an animal model.  In the scientific publication at Johns Hopkins University Brem S, Tyler BM, Li K, Pradilla G, Legnani F, Caplan J, et al. Local delivery of temozolomide by biodegradable polymers is superior to oral administration in a rodent glioma model. Cancer Chemother Pharmacol 2007;60:643-50, it was demonstrated that that intracranial concentrations of temozolomide increased threefold compared with orally delivered temozolomide. In a rodent glioma model, animals treated with a single temozolomide polymer (50% w/w) had a median survival of 28 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment), whereas animals treated with oral temozolomide had a median survival of 22 days compared to control animals (median survival of 13 days). Animals treated with two temozolomide polymers (50% w/w) had a median survival of 92 days (P < 0.001 vs. controls, P < 0.001 vs. oral treatment). The percentage of long-term survivors (LTS) for groups receiving intracranial temozolomide ranged from 25 to 37.5%; there were no LTS with oral temozolomide treatment. Animals treated with radiation therapy (XRT) and intracranial temozolomide (median survival not reached, LTS = 87.5%) demonstrated improved survival compared to those with intracranial temozolomide alone (median survival, 41 days; LTS = 37.5%), or oral temozolomide and XRT (median survival, 43 days, LTS = 38.9%).  BCNU (carmustine) is a chemotherapy drug that is contained in Gliadel®, a biodegradable polymer that is implanted locally into the resection cavity after surgical removal of a brain tumor and is indicated for the treatment of newly diagnosed and recurrent glioblastoma multiforme.  In another scientific publication at Johns Hopkins University Renard Recinos V, Tyler BM, Brem H, et al. Combination of intracranial temozolomide with intracranial carmustine improves survival when compared with either treatment alone in a rodent glioma model. Neurosurgery 2010; 66:530-537, it was shown that the additive effect of combined delivery of local temozolomide with local BCNU, especially in combination with radiotherapy, was significantly more effective than delivery of either drug alone or one systemically and one locally, either with or without radiation. Groups treated with combination of local temozolomide, local BCNU and radiation therapy had 75% long-term survivors.

We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs.  In our collaboration with DelMar Pharmaceuticals, we are formulating within our proprietary ACX-31 implantable polymer wafer a combination of locally delivered VAL-083 with temozolomide and/or BCNU for the treatment of brain cancer.  After the filing of a new patent application related to the combination therapy of a PARP inhibitor and our ACX-31 local temozolomide slow-release wafer polymer formulation for the treatment of solid tumors, we are formulating and studying such a combination therapy.

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

Liquidity and Capital Resources

The reader is referred to our financial statements included elsewhere herein.  As of December 31, 2016, we had $1,336,937 cash and cash equivalents on hand.  We are actively seeking additional capital investment as the total required capital for our product development over the next four to five years is estimated to be from $5 million to $7 million as a standalone company.  We cannot assure you that we will have access to the funding required for our product development or that if available it will be available on terms that are not dilutive to our present shareholders.  If the funding is not available, we may have to severely curtail or cease operations.  We believe that our OTCQB listing will assist us in our funding efforts.  Most of the funds we raise will be applied directly towards continued development of our pipeline programs.

Results of Operations for the Twelve Months ended December 31, 2016

Revenues

We had no revenues as a development stage company for the twelve months ended December 31, 2016 and 2015, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $118,007 and $71,550 for the twelve months ended December 31, 2016 and 2015, respectively.  The increase was caused by a full year of depreciation of our ACL License in 2016.

Research and Development:  Research and development expenses were $922,334 and $1,609,594 for the twelve months ended December 31, 2016 and 2015, respectively.  The decrease was caused by lower research and development start-up costs in 2016 than 2015.

General and Administrative:  General and administrative expenses were $619,980 and $956,482 for the twelve months ended December 31, 2016 and 2015, respectively.  The decrease was primarily caused by the expiration of investor relations and media consulting agreements and associated share issuances in 2016 in comparison to 2015.

Net Loss

We had a net loss of $1,874,248 and $2,564,597 for the twelve months ended December 31, 2016 and 2015, respectively.  The decrease was due to the lower research and development start-up costs and lower G&A expenses.

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

Intangible Assets

On August 11, 2015 (“Effective Date”), we entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”). Under the ACL License, we paid ACL a license issue fee of 1,000,000 shares of our Company’s common stock on February 8, 2016. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000 and amortized over an expected patent life of 15 years.

Fixed Assets

We purchased equipment to support the development of our prototype device which are capitalized in the amount of $123,445 as fixed assets on our Company’s balance sheet as of December 31, 2016.  The equipment is amortized on a straight-line basis over 5 years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is a list of audited financial statements for the years ended December 31, 2016 and 2015.

37

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accurexa, Inc.

We have audited the accompanying balance sheet of Accurexa, Inc. as of December 31, 2015 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Accurexa, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accurexa, Inc. as of December 31, 2015 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accurexa Inc.

We have audited the accompanying balance sheet of Accurexa Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016.  Accurexa Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accurexa Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

March 28, 2017

ACCUREXA INC.
Balance Sheets
(Audited)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,336,937	$1,811,871
Marketable securities	-	199,906
Total current assets	1,336,937	2,011,777
Prepaid assets	260,086	966,968
Intangible assets	1,025,393	1,100,726
Fixed assets, net	123,445	166,119
Total assets	$2,745,861	$4,245,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals, including related party liabilities of $0 as of December 31, 2016 and $149,000 as of December 31, 2015	$39,784	$180,782
Convertible notes - current, net of unamortized debt discount	498,820	-
Total current liabilities	538,604	180,782
Convertible notes - non current, net of unamortized debt discount	-	383,980
Total liabilities	538,604	564,762

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of December 31, 2016 and 1,625 shares as of December 31, 2015	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 9,198,954 shares as of December 31, 2016 and 7,513,816 shares as of December 31, 2015	920	751
Common stock issuable	-	1,132,000
Additional paid-in capital	14,172,486	12,639,978
Accumulated deficit	(11,966,149)	(10,091,902)
Total stockholders' equity	2,207,257	3,680,828
Total liabilities and stockholders' equity	$2,745,861	$4,245,590

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Operations
(Audited)

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	118,007	71,550
Research & Development	922,334	1,609,594
General and Administrative	619,980	956,482
Total Operating Expenses	1,660,321	2,637,627

Loss from Operations	(1,660,321)	(2,637,627)

Interest Income (Expense)	(213,927)	(71,475)
Gain from Extinguishment of Debt	-	144,505
Loss before provisions for income taxes	(1,874,248)	(2,564,597)

Provision for income taxes	-	-
Net Loss	$(1,874,248)	$(2,564,597)

Loss per common share - basic and fully diluted:	$(0.21)	$(0.41)

Weighted average number of basic and fully diluted common shares outstanding	8,784,572	6,306,019

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statements of Cash Flows
(Audited)

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash flows from operations:
Loss from continuing operations	$(1,874,248)	$(2,564,597)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	118,007	71,550
Amortization of non-cash expenses	1,037,426	2,061,216
Amortization of discount on convertible notes	184,840	30,920
Changes in operating assets and liabilities:
Accounts payable and other accruals	(140,998)	(85,244)
Net cash used in operations	(674,973)	(486,154)

Investment activities:
Investment in fixed assets	-	(51,075)
Investment / Redemption in marketable securities	200,038	(199,906)
Net cash used in investment activities	200,038	(250,981)

Financing activities:
Share subscriptions received	-	1,993,500
Net cash provided by financing activities	-	1,993,500

Net (decrease) / increase in cash	(474,935)	1,256,365

Cash, beginning of period	1,811,871	555,506
Cash, end of period	$1,336,937	$1,811,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,000	$35,000

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Statement of Stockholders' Equity
(Audited)

	Convertible Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Common Stock Issuable	Additional paid-in capital	Accumulated (Deficit)	Stockholders' Equity

Balance December 31, 2014	-	$ -	5,786,816	$ 579	$ 2,000	$ 6,425,151	$ (5,547,305)	$ 880,425

Shares issued pursuant to consulting and service agreements	-	-	1,227,000	123	-	1,513,877	-	1,514,000
Lim Development Group Convertible Note	-	-	-	-	-	200,000	-	200,000
Capital Group Communications Warrants	-	-	-	-	-	527,500	-	527,500
$2.25m Equity Financing, net of offering costs and beneficial conversion feature	2,250	0.225	-	-	-	3,973,500	(1,980,000)	1,993,500
Conversion Preferred to Common	(625)	(0.063)	500,000	50	-	(50)	-	-
ACL License Shares Issuable	-	-	-	-	1,130,000	-	-	1,130,000
Net (loss) for the period	-	-	-	-	-	-	(2,564,597)	(2,564,597)

Balance December 31, 2015	1,625	$ 0.163	7,513,816	$ 751	$ 1,132,000	$ 12,639,978	$ (10,091,902)	$ 3,680,828

ACL License Shares issued	-	-	1,000,000	100	(1,132,000)	1,131,900	-	-
Shares issued pursuant to consulting agreements	-	-	235,138	24	-	128,152	-	128,176
Shares issued pursuant to patent assignment agreement	-	-	450,000	45	-	202,455	-	202,500
Beneficial conversion feature	-	-	-	-	-	70,000	-	70,000
Net (loss) for the period	-	-	-	-	-	-	(1,874,248)	(1,874,248)

Balance December 31, 2016	1,625	$ 0.163	9,198,954	$ 920	$ -	$ 14,172,486	$ (11,966,149)	$ 2,207,257

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Accurexa, Inc. (the “Company”) elected its fiscal year ending on December 31. The Company is a development stage company as defined in the Accounting Standards Codification 915, Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances, and research & development.

The Company is focused on delivering targeted therapies. The Company is developing its ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Its ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). The Company is collaborating in the development of its ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University. Dr. Brem is a pioneer in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme. The Company entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked on the formulation of Gliadel® and leads the development efforts provided by Yissum. The Company is also developing other cancer therapies combining its ACX-31 polymer wafer formulation with other drugs, such as DelMar Pharmaceuticals’ VAL-083 (dianhydrogalactitol), or a PARP inhibitor.

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

Concentration of Credit Risk and Financial Instruments

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash balances maintained at creditworthy financial institutions.  The Company maintained cash balances in bank checking and savings accounts which, at times, either may exceed insured limits set or are not insured by the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2016, $1,039,643 of the Company’s cash balances at a US domestic bank were not insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities and accounts payable.  The carrying values of financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

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

2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the year ended December 31, 2016, and has an accumulated deficit of $11,966,149 as of December 31, 2016. The

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

Company has relied upon raising capital through equity financings to fund its ongoing operations to date, and expects to continue to do so, as it has yet to generate cash from its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise additional capital through equity and/or debt financings as well as through entering into sub-license agreements with strategic partners in order to ensure the Company continues operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

4 – INTANGIBLE ASSETS

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”). Under the ACL License, the Company paid ACL a license issue fee of 1,000,000 shares of our Company’s common stock on February 8, 2016. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000 and amortized over an expected patent life of 15 years. The gross carrying amount was $1,025,393, accumulated amortization was $104,607 and quarterly amortization expense was $18,833 as of December 31, 2016. The gross carrying amount was $1,100,726, accumulated amortization was $29,274 and quarterly amortization expense was $18,833 as of December 31, 2015.

5 – FIXED ASSETS

The Company purchased equipment to support the development of its prototype device which is capitalized in the amount of $123,445 as fixed assets on the Company’s balance sheet as of December 31, 2016.  The equipment is amortized on a straight-line basis over 5 years. The gross carrying amount was $123,445, accumulated amortization was $89,924 and quarterly amortization expense was $10,668 as of December 31, 2016. The gross carrying amount was $166,119, accumulated amortization was $47,250 and quarterly amortization expense was $10,668 as of December 31, 2015.

6 – INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $637,244 which is calculated by multiplying a 34% estimated tax rate with the cumulative NOL of $1,874,248. The total valuation allowance is a comparable $637,244. Details are as follows:

Twelve Months Ended December 31, 2016
Deferred Tax Asset	637,244
Valuation Allowance	(637,244)
Current Taxes Payable	0.00
Income Tax Expense	$ 0.00

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$ 8,564	2032
2013	$ 262,041	2033
2014	$ 1,610,808	2034
2015	$ 893,562	2035
2016	$ 637,244	2036
Total NOL	$ 3,412,219

7 – STOCKHOLDERS’ EQUITY

The Company has authorized 20,000,000 Common Shares and 2,000,000 Preferred Shares at a par value of $0.0001 per share.

On February 8, 2016, the Company issued 1,000,000 shares of its common stock as license issue fee in connection with the exclusive license agreement (“ACL License”) that the Company entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU on August 11, 2015.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On March 18, 2016, the Company issued 67,000 shares of its common stock to a consultant to provide media services over 3 months per a consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On April 1, 2016, the Company issued 150,000 shares of its common stock to a consultant to provide regulatory and product development services over 6 months per a consulting agreement.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On July 20, 2016, the Company issued 450,000 shares of its common stock in connection with entering into a patent assignment agreement under which the Company was assigned the patent rights to the new patent application related to the proprietary formulation used in its ACX-31 program. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On August 8, 2016, the Company issued 18,138 shares of its common stock in connection with the consulting agreement that it entered into with an investor relations consultant on February 4, 2015. These shares were issued pursuant to Regulation D under

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On January 23, 2017, the Company issued 200,000 shares of its common stock in connection with the consulting agreement that it entered into with an investor relations consultant on January 23, 2017. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

There were no underwriters employed in connection with any of the transactions described above.

8 – CONVERTIBLE PREFERRED STOCK

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

10 - WARRANTS

In connection with the private placement of 2,250 shares of the Company's convertible preferred stock on June 22, 2015, the Company issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

price of $1.50 per share and are exercisable for 4 years. The Company also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to our placement agent and its designees.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2016 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2016	2,162,000	$ 1.41
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at December 31, 2016	2,162,000	$ 1.41
Warrants exercisable at December 31, 2016	2,162,000	$ 1.41

11 - CONVERTIBLE NOTES

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Note was extended for 12 months on July 25, 2016.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $0.50 per share (the “Conversion Price”) at any time. A beneficial conversion feature of $70,000 was recorded and $30,493 was accreted to interest expense as December 31, 2016. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended June 30, 2013.

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $6,667 as of December 31, 2016, and will be amortized until July 15, 2017.

On January 12, 2015, the Company and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”) under which the Consultant provides scientific advisory to the Company in the development, partnering and commercialization of the “Microinjection Brain Catheter” (a.k.a. BranchPoint device) that the Company exclusively licensed from the University of California San Francisco (“UCSF”) on September 16, 2014.  The Consultant will also serve as a member of the Company’s newly formed Scientific Advisory Board.  The term of the Agreement shall be two years and may be extended by mutual agreement of both parties. As consideration for provided services during the term of the Agreement, the Consultant shall receive either a project fee or an hourly rate, either of which will be determined and agreed upon by both parties prior to commencement of any work or project.  Under the Agreement, the Company also issued a promissory note (“Note”) in the amount of $200,000 and at an interest rate of 5.00% per annum to the Consultant.  Under the Note, the Consultant shall have the right, exercisable at any time at the Consultant’s sole discretion, to convert all or a portion of the outstanding principal amount of and all accrued interest under the Note, in whole or in part, into shares of common stock of the Company (the “Shares”) at a conversion price of $0.20 per share. A beneficial conversion feature of $200,000 was recorded and $171,934 was accreted to interest expense as of December 31, 2016. The Shares are issuable pursuant to Regulation D under the Securities Act of 1933, as amended, are to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and

ACCUREXA INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

are to bear an appropriate restrictive legend.  A full description of the Agreement was filed as exhibit 10.1 and of the Note was filed as exhibit 10.2 to the Form 8-K as of January 13, 2015.

12 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

After a review of the ACL License agreement and discussions with the Independent Registered Public Accounting Firm, the Company determined that it was appropriate to reclassify the ACL License from a prepaid asset to an intangible asset. Consequently, the related amortization expense was reclassified from R&D expense to depreciation and amortization expense.

13 – SUBSEQUENT EVENTS

On January 19, 2017, Mr. George Yu, MD resigned as President, Chief Executive Officer, Principal Financial Officer, and Director of the Company’s Board, effective immediately.  Mr. Yu’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On January 19, 2017, Mr. Anchie Kuo, MD resigned as Director of the Company’s Board, effective immediately.  Mr. Kuo’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On January 19, 2017, the Board of Directors of the Company appointed Mr. Bryan Lee, PhD as President, Chief Executive Officer, Principal Financial Officer, and Director of the Company’s Board, effective immediately.

On January 19, 2017, the Board of Directors of the Company appointed Mr. Oliver Jackson as Director of the Company’s Board, effective immediately.

On January 30, 2017, the Company completed a reincorporation in the Republic of the Marshall Islands in order to benefit from a favorable international regulatory environment for the development of stem cell therapies. The reincorporation effects a change in the legal domicile of the Company and will not result in any change in the Company’s business, management, fiscal year, or financial statements. The Reincorporation was approved by the holders of a majority of the outstanding shares of common stock of the Company.

On January 31, 2017, the Company entered into a sublicense agreement (the “Agreement”) with CNMRGS Inc. (“CNM”), regarding the sublicensing of the UCSF License. The Company entered into the UCSF License with the Regents of the University of California acting through its Office of Innovation, Technology, and Alliances, University of California San Francisco (“UCSF”) in regards to the exclusive licensing of a medical stereotactic device for the delivery of therapeutics to the human brain, characterized as “Microinjection Brain Catheter”, a.k.a. BranchPoint device ("Invention") on September 16, 2014.  The invention was claimed in U.S. Patent Application No. PCT/US2013/052301, Microinjection Catheter; UC Case No. SF2012-063 (“Patent Rights”).

On March 1, 2017, the Board of Directors of the Company appointed Mr. Stefan Moll as Chief Financial Officer, effective immediately.

On March 17, 2017, the Company terminated the UCSF License due to the limited market potential of the licensed device.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of December 31, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

On January 30, 2017, the Company completed a reincorporation in the Republic of the Marshall Islands in order to benefit from a favorable international regulatory environment for the development of stem cell therapies. The reincorporation effects a change in the legal domicile of the Company and will not result in any change in the Company’s business, management, fiscal year, or financial statements. The Reincorporation was approved by the holders of a majority of the outstanding shares of common stock of the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and their respective ages, positions and offices, are as follows:

Name Age Position(s) Bryan Lee 48 President & CEO and Director Stefan Moll 46 Chief Financial Officer Oliver Jackson 56 Chairman of the Board and Director William Callahan 57 Director

Bryan Lee

(age 48) has been Executive Director at Bright Oceans Ventures, Ltd., a private investment firm focused on high-growth technology companies and special opportunities, since 2009.  He spent most of his 25-year professional career with growth and technology companies in the biotech, pharmaceutical and medical device industries.  Mr. Lee started his professional career in formulation development and medicinal chemistry at SmithKline Beecham.  He later worked as a trader at Bear Stearns and in healthcare investment banking at Lehman Brothers.  After he joined Bright Oceans Ventures, he focused on deal sourcing, due diligence of investment opportunities and portfolio management.  He received a BS and a PhD from the City University of London.

Stefan Moll

(age 46) has been Chief Financial Officer of Victor Pharmaceuticals Co. Ltd., a private pharmaceutical company focused on generic products, since February 2002. Prior to that, he worked in the Corporate Finance division at Arthur Andersen and was a co-founder of a number of e-commerce start-ups in the construction industry. Mr. Moll earned a Master’s degree in Macroeconomics at the Goethe-University Frankfurt and is a Certified Public Accountant.

Oliver Jackson

(age 56) has been a partner at OMJ Asset Management S.A., a private equity firm, since 2003.  Previously, he was an investment banker for 14 years at Merrill Lynch and Lehman Brothers where worked on equity and debt financings, and cross-border M&A transactions for companies in the telecommunications and technology sectors. He started his career as an analyst at a fixed income fund.  He received his bachelor’s degree from the City University of London.

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

Indemnification of Directors and Officers

The Company agrees in the employment agreement with our Chief Executive Officer and Chief Financial Officer (“Executive”) to indemnify the Executive from and against any and all losses, claims, damages and liabilities, joint and several (collectively, “Losses”), to which the Executive may become subject under any applicable federal or state law, arising from or related to the Executive’s positions, conducts, activities, duties, or omissions at the Company; provided that the Company will not be liable to the extent that any Loss is found in a final judgment in a court to have resulted primarily from the Executive’s intentional violation of the law.  The Company will reimburse the Executive for all expenses (including reasonable counsel fees and expenses) as such may be incurred in connection with the investigation of or preparation for or defense of any pending or threatened claim or any action or proceeding arising thereof, whether or not such the Company is a party.  The indemnification provided for in the employment agreement shall be in addition to any rights that the Executive may have at common law or otherwise.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Lee President & CEO	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -
Stefan Moll Chief Financial Officer	2016 2015	- -	- -	- -	- -	- -	- -	- -	- -

Narrative Disclosure to Summary Compensation Table

On January 19, 2017, we entered into an employment agreement with Bryan Lee, PhD, our President and CEO, which expires January 18, 2018, but renews for subsequent one year terms unless terminated by either party at least 60 days before the expiration of a term. Mr. Lee’s salary under his agreement is $10,000 per month and contains typical clauses with respect to non-disclosure, confidentiality and non-disparagement.

On March 1, 2017, we entered into a one-year employment agreement with Stefan Moll, our Chief Financial Officer, which expires February 28, 2018. Mr. Moll’s salary under his agreement is $10,000 per month and contains typical clauses with respect to non-disclosure, confidentiality and non-disparagement.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended December 31, 2016 and 2015, respectively:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bryan Lee	2016 2015	- -	- -	- -	- -	- -	- -
Oliver Jackson	2016 2015	- -	- -	- -	- -	- -	- -
William Callahan	2016 2015	- -	- -	- -	- -	- -	- -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2016, with respect to our officers and directors and any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to us to be the beneficial owner of more than five percent of our common stock, being our only class of voting securities, under the current rules of the Securities and Exchange Commission regarding beneficial ownership:

Name of beneficial owner	Position	Number of shares owned	Percent of Class (2)
Bryan Lee	President, CEO and Director	-	-
Stefan Moll	Chief Financial Officer	-	-
Oliver Jackson	Director	-	-
William Callahan	Director	52,000	0.6%
Abazu Ltd.	Shareholder	2,667,000 (1)	29.0%
Luneel Ltd.	Shareholder	1,450,000 (1)	15.8%
Accelerating Combination Therapies LLC	Shareholder	1,000,000	10.9%
Sabby Healthcare Master Fund, Ltd. (3)	Shareholder	502,336	5.5%
Sabby Volatility Warrant Master Fund, Ltd. (3)	Shareholder	150,000	1.6%
All officers and directors as a group (3 persons)		4,169,000	45.3%

Notes:

(1)

These shares are deemed to be indirectly controlled and owned by Bryan Lee in his capacity as a director of Abazu Ltd. and Luneel Ltd.

(2)

Applicable percentage ownership is based on 9,398,954 shares of our common stock outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Director Independence

We believe that the following directors of our company are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Oliver Jackson and William Callahan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2016 and 2015.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2016	$12,500	-	-	-
2015	$11,500	-	-	-

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

10.20	Form of patent assignment agreement, dated July 20, 2016 (incorporated by reference to Form 8-K of the Company filed on July 22, 2016)
10.21	Chief Executive Officer Employment Agreement with Bryan Lee (incorporated by reference to Form 8-K of the Company filed on January 19, 2017)

10.22	BranchPoint Sublicense Agreement with CNMRGS Inc. (incorporated by reference to Form 8-K of the Company filed on February 3, 2017)
22.1	Subsidiaries: None
23.1	Consent of Auditors (incorporated by reference to Form 10 of the Company filed on February 27, 2013)
24.1	Consent of Auditors to Form S-1, Amendment No. 1 (incorporated by reference to Form S-1, Amendment No. 1 of the Company filed on July 29, 2015)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accurexa, Inc.

(Registrant)

Date:

March 31, 2017

By:

/s/ Bryan Lee

Name:

Bryan Lee

Title:

President and Chief Executive Officer