Form 10-Q
period 2017-03-31
Accurexa Inc.
filed 2017-05-12
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 000-54907

ACCUREXA INC.

(Exact name of registrant as specified in its charter)

Marshall Islands	47-2999657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Trust Company Complex, Ajeltake Road Majuro, Marshall Islands MH 96960
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

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2017
Common stock, $0.0001 par value	19,398,954
Convertible preferred stock, $0.0001 par value	1,625

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCUREXA INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	4

Condensed Interim Balance Sheets at March 31, 2017 and December 31, 2016	5

Condensed Interim Statements of Operations for the three months ended March 31, 2017 and 2016	6

Condensed Interim Statements of Cash Flows for the three months ended March 31, 2017 and 2016	7

Notes to Condensed Interim Financial Statements	8

ACCUREXA INC.
Condensed Interim Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$544,530	$1,336,937
Total current assets	544,530	1,336,937
Prepaid assets	152,131	260,086
Intangible assets	1,006,560	1,025,393
Fixed assets, net	112,776	123,445
Total assets	$1,815,998	$2,745,861

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and other accruals	$-	$39,784
Convertible notes - current, net of unamortized debt discount	18,079	498,820
Total current liabilities	18,079	538,604
Total liabilities	18,079	538,604
Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of March 31, 2017 and as of December 31, 2016	-	-
Common stock
Authorized 20,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 9,398,954 shares as of March 31, 2017 and 9,198,954 shares as of December 31, 2016	940	920
Additional paid-in capital	14,228,466	14,172,486
Accumulated deficit	(12,431,488)	(11,966,149)
Total stockholders' equity	1,797,918	2,207,256

Total liabilities and stockholders' equity	$1,815,998	$2,745,861

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$-	$-

Operating Expenses
Depreciation and Amortization Expense	29,502	10,668
Research & Development	439,930	163,806
General and Administrative	145,224	141,534
Total Operating Expenses	614,656	316,008

Loss from Operations	(614,656)	(316,008)

Interest Income (Expense)	(35,758)	(25,274)
Gain from extinguishment of debt	185,076	-
Loss before provisions for income taxes	(465,338)	(341,282)

Provision for income taxes	-	-
Net Loss	$(465,338)	$(341,282)

Loss per common share - basic and fully diluted:	$(0.05)	$(0.04)

Weighted average number of basic and fully diluted common shares outstanding	9,349,516	8,101,272

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash flows from operations:
Loss from continuing operations	$(465,338)	$(341,282)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,502	10,668
Amortization of non-cash expenses	156,840	234,458
Amortization of discount on convertible notes	34,335	18,329
Gain on debt extinguishment	(185,076)	-
Changes in operating assets and liabilities:
Accounts payable and other accruals	(19,785)	14,802
Prepaid assets	7,115	-

Net cash used in operations	(442,407)	(63,024)

Investment activities:
Investment in fixed assets	-	-
Net cash used in investment activities	-	-

Financing activities:
Repayment of convertible note	(350,000)	-
Net cash provided by financing activities	(350,000)	-

Net (decrease) / increase in cash	(792,407)	(63,024)

Cash, beginning of period	1,336,937	1,811,871
Cash, end of period	$544,530	$1,748,847

Non-cash investing and financing activities:
Debt settlement	200,000	-

The accompanying notes are an integral part of these financial statements.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

4 – PREPAID ASSETS

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

5 – INTANGIBLE ASSETS

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, the Company paid ACL a license issue fee of 1,000,000 shares of the Company’s common stock. The 1,000,000 shares of common stock are valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, are capitalized in the amount of $1,130,000, and amortized over an expected patent life of 15 years.

6 – FIXED ASSETS

The Company has purchased equipment to support the development of its prototype device which are capitalized in the amount of $112,776 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

7- CONVERTIBLE NOTES

On July 25, 2013, the Company entered into a secured convertible note (“Note”) under which the Company received $350,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note, plus an interest at the rate of 10.0% per year payable at the end of each year from the date of the Note.  The Note was extended for 12 months on July 25, 2016.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a fixed rate of $0.50 per share (the “Conversion Price”) at any time.  The Company may prepay the Note in whole or in part at any time for cash.  The Company prepaid the Note in whole on January 24, 2017.  The Note agreement was filed on August 14, 2013 as an exhibit to Form 10-Q for the three months ended June 30, 2013.

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $20,000. The aggregate beneficial conversion feature was accreted and charged to interest expense in the amount of $1,667 as of March 31, 2017, and will be amortized until July 15, 2017.

On January 12, 2015, the Company and the Lim Development Group (“Consultant”) entered into a consulting agreement (“Agreement”).  Under the Agreement, the Company also issued a promissory note (“Note”) in the amount of $200,000 and at an interest rate of 5.00% per annum to the Consultant.  The Note was fully assumed by CNMRGS Inc. under the sublicense agreement that the Company entered with CNMRGS Inc. on January 31, 2017.  A full description of the sublicense agreement was filed as exhibit 10.21 to the Form 8-K as of February 3, 2017.

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2017 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2017	2,162,000	$ 1.41
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2017	2,162,000	$ 1.41
Warrants exercisable at March 31, 2017	2,162,000	$ 1.41

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

11 - SUBSEQUENT EVENTS

Resignations

On April 18, 2017, Bryan Lee, PhD resigned as President & Chief Executive Officer, and Director of the Company’s Board, effective immediately.  Mr. Lee’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

On April 18, 2017, Mr. Stefan Moll resigned as Chief Financial Officer, effective immediately. Mr. Moll’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

ACCUREXA INC.

Notes To Interim Financial Statements

 (Unaudited)

On April 18, 2017, Mr. Oliver Jackson resigned as Director of the Company’s Board, effective immediately.  Mr. Jackson’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.

Appointments

On April 18, 2017, the Board of Directors of the Company appointed Ms. Sophia Yaqi Sun as President & Chief Executive Officer, Chief Principal Officer and Director of the Company’s Board, effective immediately.  Ms. Sun (age 35) is the Senior Vice President of Medisun Holdings Limited (“Medisun”, together with its subsidiaries and its affiliated companies, collectively, the “Medisun Group”), and the Vice President of National Investments Fund Limited (“NIF”).  The Medisun Group is a group of companies principally engaged in medical and healthcare related businesses, and is committed to stem cell regenerative and precision medicine industry investments and the commercialization of regenerative and precision medicine technologies.  NIF is a company incorporated in the Cayman Islands, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited.  Prior to joining Medisun and NIF, Ms. Sun has worked for Ernest & Young LLP in Beijing and San Francisco, leading audit teams in financial auditing, bad debt evaluation, merger acquisition due diligence for commercial banks.  Ms. Sun has obtained her Bachelor’s degree at University of International Business and Economics in the People’s Republic of China, and her Master of Business Administration degree at the University of Illinois.

On April 18, 2017, the Board of Directors of the Company appointed Ms. Lisha Huang as Director of the Company’s Board, effective immediately.  Ms. Huang (age 57) has been a Director of Medisun Holdings Limited and Medisun Group companies since 2014. Prior, Ms. Huang was an Excutive Director of New Sakai Hong Kong Limited, a company incorporated in Hong Kong.

Entry into a Material Definitive Agreement

On April 18, 2017, the Company entered into a license agreement under which Medisun Holdings Limited (“Medisun”) granted a non-exclusive licence (the “Licence”) (including access to Medisun’s clinical network facilities in the Greater China) to use Medisun’s NK (Natural Killer) cell technology to Accurexa for 10 years (the “Term”) in the United States and the Greater China (People’s Republic of China, Hong Kong, the Macau Special Administrative Region and Taiwan). Medisun has developed its NK cell technology for the treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities. The Licence includes Medisun’s provision of relevant technical advice and support from time to time required by Accurexa during the Term. In exchange for the License, Accurexa issued 10,000,000 shares of the Company’s common stock to Medisun. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

Overview

We are a development stage company and are focused on delivering targeted, precision medicine therapies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites. Our ACX-31 program is based on an issued patent licensed from Accelerating Combination Therapies LLC which is co-owned by Dr. Henry Brem, Director of the Neurosurgery Department at Johns Hopkins University (“ACL License”). We are collaborating in the development of our ACX-31 program with Dr. Henry Brem who built one of the largest brain tumor research and treatment centers in the world at Johns Hopkins University.  Dr. Brem is a pioneer in the development of local drug delivery treatments, and invented and developed Gliadel® which is a FDA approved, local chemotherapy for the treatment of glioblastoma multiforme.  We entered into an agreement with the Yissum Research Development Company of The Hebrew University of Jerusalem Ltd. (“Yissum”) to develop and supply a polymeric formulation of a combination of temozolomide and BCNU.  Professor Avi Domb of The Hebrew University of Jerusalem had previously worked on the formulation of Gliadel® and leads the development efforts provided by Yissum. We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs, such as a PARP inhibitor. We cannot assure you that we will be successful with our development activities.

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

On April 18, 2017, we entered into a license agreement under which Medisun Holdings Limited (“Medisun”) granted a non-exclusive licence (the “Licence”) (including access to Medisun’s clinical network facilities in the Greater China) to use Medisun’s NK (Natural Killer) cell technology to our Company for 10 years (the “Term”) in the United States and the Greater China (People’s Republic of China, Hong Kong, the Macau Special Administrative Region and Taiwan). Medisun has developed its NK cell technology for the treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities. The Licence includes Medisun’s provision of relevant technical advice and support from time to time required by our Company during the Term.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein. As of March 31, 2017 we had $544,530 in cash and cash equivalents.

As a development stage company, we are focused on developing targeted, precision medicine therapies. We are developing our ACX-31 program to deliver two chemotherapy drugs, temozolomide in combination with BCNU, locally to brain tumor sites.  Temozolomide is a generic, approved chemotherapy drug that is indicated for the treatment of adult patients with newly diagnosed glioblastoma multiforme concomitantly with radiotherapy and then as maintenance treatment.  Local delivery of temozolomide has been demonstrated to be superior to oral administration in animal models.

We are also developing other cancer therapies combining our ACX-31 polymer wafer formulation with other drugs.  After the filing of a new patent application related to the combination therapy of a PARP inhibitor and our ACX-31 local temozolomide slow-release wafer polymer formulation for the treatment of solid tumors, we are formulating and studying such a combination therapy.

Medisun’s NK cell technology provides us with another treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities.

The development of our programs is estimated to cost approximately $5-7 million over 4-5 years as a standalone company. However, we may seek to pursue a strategic collaboration partnership which may accelerate the development timeline, share expenses, and also provide access to ex-US markets.  The development of our programs may also cost substantially more than $5-7 million and may require a substantially longer development timeline than 4-5 years.  Higher development expenses and delays may be caused by but are not limited to sub-optimal product performance and continued product optimization cycles, adverse clinical results and repeat of clinical trials, or delays of a regulatory approval.  In such a scenario, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

We are actively seeking additional capital investment.  We cannot assure you that we will have access to the necessary funding or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations.

Results of Operations

Revenues

We had no revenues as a development stage company for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $29,502 and $10,668 for the three months ended March 31, 2017 and 2016, respectively. The increase is due to the reclassification of our ACL License as an intangible asset that is amortized.

Research and Development:  Research and development expenses were $439,930 and $163,806 for the three months ended March 31, 2017 and 2016, respectively. The increase was due to the development and patent costs related to our new patent application regarding the combination of a PARP inhibitor with our ACX-31 formulation.

General and Administrative:  General and administrative expenses were $145,224 and $141,534 for the three months ended March 31, 2017 and 2016, respectively. The costs are primarily incurred by professional fees and salaries.

Net Losses

We had net losses of $465,338 and $341,282 for the three months ended March 31, 2017 and 2016, respectively. The increase was due to higher research and development costs.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2017.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On April 18, 2017, we issued 10,000,000 shares of the Company’s common stock to Medisun Holdings Limited (“Medisun”) in connection with entering into a license agreement with Medisun under which we were granted a non-exclusive license to use Medisun’s NK (Natural Killer) cell technology for the treatment of cancer. These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
May 12, 2017	/s/ Sophia Yaqi Sun Sophia Yaqi Sun President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.