Form 10-Q
period 2017-06-30
Medisun Precision Medicine Ltd.
filed 2017-08-16
CIK 1562107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 000-54907

MEDISUN PRECISION MEDICINE LTD.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X] Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes

[X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2017
Common stock, $0.0001 par value	64,418,954
Convertible preferred stock, $0.0001 par value	1,625

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

MEDISUN PRECISION MEDICINE LTD.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Index to Interim Financial Statements	4

Condensed Interim Balance Sheets at June 30, 2017 and December 31, 2016	5

Condensed Interim Statements of Operations for the six months ended June 30, 2017 and 2016	6

Condensed Interim Statements of Cash Flows for the six months ended June 30, 2017 and 2016	7

Notes to Condensed Interim Financial Statements	8

MEDISUN PRECISION MEDICINE LTD.
Condensed Interim Balance Sheets
(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$4,642	$1,336,937
Total current assets	4,642	1,336,937
Prepaid assets	47,328	260,086
Intangible assets	-	1,025,393
Fixed assets, net	102,108	123,445
Total assets	$154,078	$2,745,861

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accruals	$-	$39,784
Convertible notes - current, net of unamortized debt discount	-	498,820
Total current liabilities	-	538,604
Total liabilities	-	538,604

Commitments and contingencies
STOCKHOLDERS' EQUITY
Convertible preferred stock
Authorized 2,000,000 shares at par value of $0.0001 and with a stated value of $1,000
Issued and outstanding 1,625 shares as of June 30, 2017 and as of December 31, 2016	-	-
Common stock
Authorized 100,000,000 shares at par value of $ 0.0001 each
Issued and outstanding 49,398,954 shares as of June 30, 2017 and 9,198,954 shares as of December 31, 2016	4,940	920
Additional paid-in capital	15,624,466	14,172,486
Accumulated deficit	(15,475,328)	(11,966,149)
Total stockholders' equity	154,078	2,207,257

Total liabilities and stockholders' equity	$154,078	$2,745,861

The accompanying notes are an integral part of these financial statements.

MEDISUN PRECISION MEDICINE LTD.
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenue	$-	$-	$-	$-

Operating Expenses
Depreciation and Amortization Expense	27,180	10,668	56,682	21,337
Research & Development	560,000	253,214	999,930	417,020
General and Administrative	64,709	159,199	209,934	300,733
Total Operating Expenses	651,889	423,081	1,266,545	739,090

Loss from Operations	(651,889)	(423,081)	(1,266,545)	(739,090)

Interest Income (Expense)	(1,903)	(34,702)	(37,661)	(59,975)
Gain from extinguishment of debt	-	-	185,076	-
Impairment Loss	(1,400,000)	-	(1,400,000)	-
Loss on Asset Disposal	(990,048)	-	(990,048)	-
Loss before provisions for income taxes	(3,043,841)	(457,783)	(3,509,179)	(799,065)

Provision for income taxes	-	-	-	-
Net Loss	$(3,043,841)	$(457,783)	(3,509,179)	(799,065)

Loss per common share - basic and fully diluted:	$(0.12)	$(0.05)	(0.20)	(0.10)

Weighted average number of basic and fully diluted common shares outstanding	25,353,020	8,730,816	17,450,065	8,342,368

The accompanying notes are an integral part of these financial statements.

MEDISUN PRECISION MEDICINE LTD.
Condensed Interim Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cash flows from operations:
Loss from continuing operations	$(3,509,179)	$(799,065)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,682	21,337
Amortization of non-cash expenses	245,529	527,560
Amortization of discount on convertible notes	36,256	46,095
Gain on debt extinguishment	(185,076)	-
Loss on Asset Disposal	990,048
Impairment Loss	1,400,000
Changes in operating assets and liabilities:
Accounts payable and other accruals	(19,785)	36,552
Prepaid assets	23,230	-
Net cash used in operations	(962,295)	(167,522)

Investment activities:
Redemption of marketable securities	-	200,038
Net cash used in investment activities	-	200,038

Financing activities:
Repayment of convertible notes	(370,000)	-
Net cash provided by financing activities	(370,000)	-

Net (decrease) / increase in cash	(1,332,295)	32,516

Cash, beginning of period	1,336,937	1,811,871
Cash, end of period	$4,642	$1,844,388

Non-cash investing and financing activities:
Debt settlement	200,000	-

The accompanying notes are an integral part of these financial statements.

MEDISUN PRECISION MEDICINE LTD.

Notes To Interim Financial Statements

 (Unaudited)

1 - INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

MEDISUN PRECISION MEDICINE LTD.

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

5 – INTANGIBLE ASSETS

On August 11, 2015 (“Effective Date”), the Company entered into an exclusive license agreement (“ACL License”) with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”).  Under the ACL License, the Company paid ACL a license issue fee of 1,000,000 shares of the Company’s common stock. The 1,000,000 shares of common stock were valued at $1.13 per share, equal to the publicly traded share price on the Effective Date, capitalized in the amount of $1,130,000, and amortized over an expected patent life of 15 years.  On June 20, 2017, the Company terminated the ACL License and wrote off the residual, capitalized value of $990,048.

On April 18, 2017 (“Effective Date”), the Company entered into a license agreement pursuant to which Medisun Holdings Limited (“Medisun”) granted the Company a non-exclusive license (including access to Medisun’s clinical network facilities in the Greater China) (“License”) to use Medisun’s NK (Natural Killer) cell technology for a term of 10 years (the “Term”) in the United States and the Greater China (People’s Republic of China, Hong Kong, the Macau Special Administrative Region and Taiwan). Medisun has developed its NK cell technology for the treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities. As consideration for the License, the Company issued to Medisun 10,000,000 shares of the Company’s Common Stock and as a result Medisun became a majority shareholder representing approximately 51.6% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date.  The 10,000,000 shares of common stock are valued at $0.14 per share, equal to the publicly traded share price on the Effective Date.  The value of the share issuance was capitalized in the amount of $1,4000,000 and immediately fully recorded as an impairment loss due the Company’s history of negative cash flow and significant uncertainty whether the Company will be able to generate positive cash flow with the License.

On June 6, 2017 (“Effective Date”), the Company entered into a license agreement pursuant to which Medisun Holdings Limited (“Medisun”) granted the Company a non-exclusive license (“License”) to use Medisun’s NK (Natural Killer) cell technology in the rest of the world (i.e. other than the Greater China and the United States, which were the licensed regions in the First License Agreement between the Company and Medisun, dated on April 18, 2017) from the date of License until the termination of the First License Agreement (“Term”).  As consideration for the License, the Company issued to Medisun

MEDISUN PRECISION MEDICINE LTD.

Notes To Interim Financial Statements

 (Unaudited)

30,000,000 shares of the Company’s Common Stock.  Since the Company and Medisun are under common control and due to the non-exclusive nature of the License, therefore there was no change in control over the licensed NK cell technology in the rest of the world and no transferred book value was recorded.

6 – FIXED ASSETS

The Company purchased equipment supporting the development of its prototype device which are capitalized in the amount of $102,108 as fixed assets on the Company’s balance sheet.  The equipment is amortized on a straight-line basis over 5 years.

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

On July 15, 2014, the Company entered into a secured convertible note (“Note”) under which the Company received $20,000 from the convertible note holder (“Holder”) and is obligated to pay to the Holder the full principal amount after 36 months from the date of the Note.  The Holder has the right to convert the Note, in whole or in part, into shares of common stock of the Company (“Common Stock”) at a "Variable Conversion Price" of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the Closing Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Company may prepay the Note in whole or in part at any time for cash on 15 business days’ prior written notice, subject to the right of the Holder to convert into shares of Common Stock of the Company prior to any prepayment.  The Company prepaid the Note in whole on May 12, 2017.

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

MEDISUN PRECISION MEDICINE LTD.

Notes To Interim Financial Statements

 (Unaudited)

beneficial conversion feature of $1,980,000 based on the fair value of the common stock and the conversion rate as of the date of the offering.  This amount was recorded as a deemed distribution during the period of the offering.

9 - WARRANTS

In connection with the private placement of 2,250 shares of the Company's convertible preferred stock on June 22, 2015, the Company issued to the investors warrants to purchase up to 1,800,000 shares of common stock. The warrants have an exercise price of $1.50 per share and are exercisable for 4 years. The Company also issued an aggregate of 162,000 warrants that were similar to the warrants issued to investors and are exercisable at $1.50 per share for 4 years, to its placement agent and its designees.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2017 and changes during the periods ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2017	2,162,000	$ 1.41
Granted	-	$ 0.00
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2017	2,162,000	$ 1.41
Warrants exercisable at June 30, 2017	2,162,000	$ 1.41

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

MEDISUN PRECISION MEDICINE LTD.

Notes To Interim Financial Statements

 (Unaudited)

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

11 - SUBSEQUENT EVENTS

On July 7, 2017, the Company entered into a patent assignment agreement (“Patent Assignment Agreement”) pursuant to which Zhengda Gene Life Science Shares Limited (“Zhengda”) assigned and transferred to the Company certain patent rights (“Patent Rights”) applied for registration in the State Intellectual Property Office of the People’s Republic of China (patent application number: 201610218242) in relation to the isolation and culture method for primary mice or rat skeletal muscle cells.  A description of the Patent Rights is attached as Appendix A of Exhibit 10.1 to the Form 8-K filed on July 10, 2017. The Term of the Patent Assignment Agreement extends from the Effective Date until expiration of the Patent Rights. As consideration for the patent assignment, the Company issued to Zhengda 15,000,000 shares of the Company’s Common Stock.

On July 24, 2017, the Company entered into a share purchase agreement (“SPA”) with Sun Medical Operation Company Limited (“Sun Medical”), under which the Company acquired the entire issued share capital of New Sonic Global Limited (“New Sonic”) from Sun Medical.  Sun Medical is the sole registered and beneficial owner of all of the shares of New Sonic.  Previously, Sun Medical entered into a cooperation agreement (“Cooperation Agreement”) with LDG Labor Deutschland (“LDG”) dated December 6, 2016, which has a supplemental agreement entered into between the Sun Medical and LDG dated April 12, 2017 (together with the Cooperation Agreement, collectively, the “Master Agreement”).  Immediately before the signing of the SPA with the Company, the rights and obligations of Sun Medical under the Master Agreement was transferred to New Sonic in accordance with the Master Agreement by a transfer notice (“Transfer Notice”) given by Sun Medical to LDG.  New Sonic was incorporated in the British Virgin Islands on May 15, 2017 and has had no operations except for the Master Agreement as its only asset.  As consideration for the acquisition of New Sonic, the Company issued to Sun Medical 15,000,000 new shares of the Company’s Common Stock.  A Form of the SPA and the Certificate of Incorporation of New Sonic were attached as Exhibit 10.1 and 10.2 to the Form 8-K filed on July 25, 2017.

On August 9, 2017, the Company entered into a settlement agreement (“Settlement”) with Zhengda Gene Life Science Shares Limited (“Zhengda”) under which the Patent Assignment Agreement, dated July 7, 2017, between the Company and Zhengda was terminated.  Pursuant to the Settlement, the Company assigned and transferred the Patent Rights back to Zhengda, while Zhengda returned the 15,000,000 Consideration Shares back to the Company.  The Form of the Settlement was attached as Exhibit 10.1 to the Form 8-K filed on August 11, 2017.

On August 10, 2017, the Company executed Articles of Amendment of the Articles of Incorporation with the Registrar of Corporations of the Marshall Islands effecting an increase in the number of authorized shares of Common Stock to 200,000,000 shares.

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

•

the operation of our business; and

•

general economic conditions in the United States, Greater China (People’s Republic of China, Hong Kong, the Macau Special Administrative Region and Taiwan). and Worldwide.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

?

“Medisun Precision Medicine Ltd.”, “the “Company,” “we,” “us,” or “our,” are to the business of Medisun Precision Medicine Ltd., a Marshall Islands corporation;

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

Overview

We are a development stage company and licensed a NK (Natural Killer) cell technology from Medisun Holdings Limited which developed it for the treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at clinical network facilities which are owned by Medisun Holdings Limited and to which the Company has access to. Medisun Holdings Limited has partnered with the Mayo Clinic in Rochester, Minnesota to jointly establish an affiliated hospital network system in Hong Kong and Mainland China.  We cannot assure you that we will be successful with our business activities.

Recent Developments

On April 18, 2017, we entered into a license agreement under which Medisun Holdings Limited (“Medisun”) granted us a non-exclusive licence (the “Licence”) (including access to Medisun’s clinical network facilities in the Greater China) to use Medisun’s NK (Natural Killer) cell technology to our Company for 10 years (the “Term”) in the United States and the Greater China (People’s Republic of China, Hong Kong, the Macau Special Administrative Region and Taiwan). Medisun has developed its NK cell technology for the treatment of cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities. The Licence includes Medisun’s provision of relevant technical advice and support from time to time required by our Company during the Term.

On June 6, 2017, we entered into a license agreement pursuant to which Medisun Holdings Limited (“Medisun”) granted us a non-exclusive license (“License”) to use Medisun’s NK (Natural Killer) cell technology in the rest of the world (i.e. other than the Greater China and the United States, which were the licensed regions in the First License Agreement between the Company and Medisun, dated on April 18, 2017) from the date of License until the termination of the First License Agreement (“Term”).

On June 20, 2017, we terminated the exclusive license agreement (“ACL License”) that we entered into with Accelerating Combination Therapies LLC (“ACL”) in regards to the exclusive licensing of the issued U.S. Patent No. 8,895,597 B2 Combination of Local Temozolomide with Local BCNU (“Patent Rights”) on August 11, 2015.

On July 7, 2017, we entered into a patent assignment agreement pursuant to which Zhengda Gene Life Science Shares Limited (“Zhengda”) assigned and transferred to us certain patent rights (“Patent Rights”) applied for registration in the State Intellectual Property Office of the People’s Republic of China (patent application number: 201610218242) in relation to the isolation and culture method for primary mice or rat skeletal muscle cells.  A description of the Patent Rights is attached as Appendix A of Exhibit 10.1 to the Form 8-K filed on July 10, 2017.  The Term of the Agreement extends from the Effective Date until expiration of the Patent Rights.

On July 24, 2017, the Company entered into a share purchase agreement (“SPA”) with Sun Medical Operation Company Limited (“Sun Medical”), under which the Company acquired the entire issued share capital of New Sonic Global Limited (“New Sonic”) from Sun Medical.  Sun Medical is the sole registered and beneficial owner of all of the shares of New Sonic.  Previously, Sun Medical entered into a cooperation agreement (“Cooperation Agreement”) with LDG Labor Deutschland (“LDG”) dated December 6, 2016, which has a supplemental agreement entered into between the Sun Medical and LDG dated April 12, 2017 (together with the Cooperation Agreement, collectively, the “Master Agreement”).  Immediately before the signing of the SPA with the Company, the rights and obligations of Sun Medical under the Master Agreement was transferred to New Sonic in accordance with the Master Agreement by a transfer notice (“Transfer Notice”) given by Sun Medical to LDG.  New Sonic was incorporated in the British Virgin Islands on May 15, 2017 and has had no operations except for the Master Agreement as its only asset.  A Form of the SPA and the Certificate of Incorporation of New Sonic were attached as Exhibit 10.1 and 10.2 to the Form 8-K filed on July 25, 2017.

Liquidity and Capital Resources and Plan of Operation

The reader is referred to our financial statements included elsewhere herein. As of June 30, 2017 we had $4,642 in cash and cash equivalents.

Medisun’s NK cell technology provides us with treatment option for cancer. The NK cell technology is currently clinically used to treat cancer patients at Medisun’s network clinical facilities.  We may seek to commercialize the NK cell technology and/or pursue strategic collaboration partnerships with other companies or clinical facilities.  However, we may encounter delays caused by but not limited to sub-optimal or adverse clinical outcomes, insufficient availability of clinical treatment facilities, or delays of patient recruitment or regulatory approvals.  In any of such scenarios, we may not be able to secure sufficient funding or a strategic collaboration partnership and could cease operations under such circumstances.

We are actively seeking additional capital investment.  We cannot assure you that we will have access to the necessary funding or that if available it will be available on terms that are not dilutive to our present shareholders. If the funding is not available, we may have to severely curtail or cease operations.

Results of Operations

Revenues

We had no revenues as a development stage company for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Depreciation and Amortization Expenses:  Depreciation and Amortization expenses were $56,682 and $21,337 for the six months ended June 30, 2017 and 2016, respectively. The increase is due to the reclassification of our ACL License as an intangible asset.

Research and Development:  Research and development expenses were $999,930 and $417,020 for the six months ended June 30, 2017 and 2016, respectively. The increase was due to the development and patent costs related to our new patent applications, acquisitions of cell lines and the first licensing of the NK cell technology.

General and Administrative:  General and administrative expenses were $209,934 and $300,733 for the six months ended June 30, 2017 and 2016, respectively. The costs are primarily incurred by professional fees and salaries.

Other Income/Expenses

Impairment Loss:  Impairment loss was $1,400,000 and $0 for the six months ended June 30, 2017 and 2016, respectively.  The increase was due to the share issuance pursuant to the First License agreement with Medisun Holdings Limited and subsequent recording of the full value of the share issuance as an impairment loss due the Company’s history of negative cash flow and significant uncertainty whether the Company will be able to generate positive cash flow with the License.

Loss on Asset Disposal:  Loss on asset disposal was $990,048 and $0 for the six months ended June 30, 2017 and 2016, respectively.  The increase was due to termination of the ACL License on June 20, 2017 and subsequent write-off of the residual, capitalized value of $990,048.

Net Losses

We had net losses of $3,509,179 and $799,065 for the six months ended June 30, 2017 and 2016, respectively. The increase was due to higher research and development costs and the recording of impairment loss and loss on asset disposal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2017.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2017.

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

On June 6, 2017, we issued 30,000,000 shares of the Company’s common stock to Medisun Holdings Limited (“Medisun”) in connection with entering into a license agreement pursuant to which Medisun granted us a non-exclusive license to use Medisun’s NK (Natural Killer) cell technology in the rest of the world (i.e. other than the Greater China and the United States, which were the licensed regions in the First License Agreement between the Company and Medisun, dated on April 18, 2017).  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On July 7, 2017, we issued 15,000,000 shares of the Company’s common stock to Zhengda Gene Life Science Shares Limited (“Zhengda”) in connection with entering into a patent assignment agreement pursuant to which Zhengda assigned and transferred to us certain patent rights (“Patent Rights”) applied for registration in the State Intellectual Property Office of the People’s Republic of China (patent application number: 201610218242) in relation to the isolation and culture method for primary mice or rat skeletal muscle cells.  These shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

On July 24, 2017, we issued 15,000,000 shares of the Company’s common stock to Sun Medical Operation Company Limited (“Sun Medical”) in connection with entering into a share purchase agreement (“SPA”) with Sun Medical, under which we acquired the entire issued share capital of New Sonic Global Limited (“New Sonic”) from Sun Medical.  Sun Medical is the sole registered and beneficial owner of all of the shares of New Sonic.  The Company’s common shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended, are exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and bear an appropriate restrictive legend.

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

ACCUREXA INC.
August 16, 2017	/s/ Sophia Yaqi Sun Sophia Yaqi Sun President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.